Form 10-Q
period 2013-12-31
COSMO VENTURES INC
filed 2014-02-14
CIK 1575295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-188873

COSMO VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

VPO- Bham Distt. Hoshiapur Tehsil Ghars Punjab, India	146103 (Zip Code)
(Address of principal executive offices)

Telephone: (702) 922-7109
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) /of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

5,000,000 common shares issued and outstanding as of December 31, 2013

PART I – FINANCIAL INFORMATION		2
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Cash Flows (unaudited) Condensed Statements of Operations (unaudited) Statement of Stockholder’s Equity Notes to the Condensed Financial Statements	3 4 5 6 7
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	8
Item 4T.	Controls And Procedures	11

PART II – OTHER INFORMATION		12
Item 1.	Legal Proceedings:	12
Item 2.	Unregistered Sales Of Equity Securities	12
Item 4.	Submission Of Matters To A Vote Security Holders:	12
Item 5.	Other Information:	12
Item 6.	Exhibits	12
Item 7.	Signature	12

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on May 28, 2013 and can be found on the SEC website at www.sec.gov.

Cosmo Ventures, Inc.
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2013 and March 31, 2013
(Unaudited)

ASSETS
	December 31,	March 31,
	2013	2013

Current Assets:
Cash and equivalents	$4,263	$4,675
Total current assets	4,263	4,675

	$4,263	$4,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$1,000	$1,500
Loan payable - stockholder	8,000	0
Total current liabilities	9,000	1,500

Stockholders' Equity:
Common stock, $0.001 par value; 75,000,000 shares authorized,
5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Deficit accumulated during development stage	(9,737)	(1,825)
	(4,737)	3,175

	$4,263	$ 4,675

C
Cosmo Ventures, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flow
For the Nine Months Ended December 31, 2013 and for the Period
From February 3, 2013 (Inception) to December 31, 2013
(Unaudited)

	From February 3, 2013 (Inception) to December 31, 2013
		For the Nine Months Ended December 31,

		2013

Cash flows from operating activities:
Net loss	$(9,737)	$(7,912)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	1,000	(500)
Net cash used by operating activities	(8,737)	(8,412)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	0
Stockholder's loan	8,000	8,000
Net cash provided by financing activities	13,000	8,000

Net increase in cash	4,263	(412)
Cash at beginning of period	0	4,675
Cash at end of period	$4,263	$4,263

Supplemental cash flow information:
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

C
Cosmo Ventures, Inc.
(A Development Stage Company)
Condensed Statement of Operations
For the Nine Months Ended December 31, 2013 and for the Period
From February 3, 2013 (Inception) to December 31, 2013
(Unaudited)

	From February 3, 2013 (Inception) to December 31, 2013
		For the Three Months Ended December 31,	For the Nine Months Ended December 31,

		2013	2013

Revenues, net	$0	$0	$0
Cost of goods sold	0	0	0
Gross income	0	0	0

Expenses:
Professional fees	2,540	1,540	2,540
General and administrative expenses	7,197	1,367	5,372
	9,737	2,907	7,912

Net loss before other income and expenses	(9,737)	(2,907)	(7,912)

Other income and (expenses)
Interest expense	0	0	0
Provision for income taxes	0	0	0
	0	0	0

Net loss	$(9,737)	$(2,907)	$(7,912)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding
	5,000,000	5,000,000	5,000,000

Cosmo Ventures Inc

C
(A Development Stage Company)
Condensed Statement of Shareholders Equity
For the Nine Months Ended December 31, 2013 and for the Period
From February 3, 2013 (Inception) to December 31, 2013
(Unaudited)

	Common Stock	Common Stock	Accumulated Deficit During	Total Shareholders’
Description	Shares	Amount (USD)	Development Stage	Equity

Balance as of February 3, 2013 (Inception)	0	0	0	0

Common stock issued for cash ($0.001/share)	5,000,000	5,000	0	5,000
Net (loss) for the period	0	0	(1,825)	(1,825)
Balance as of March 31, 2013	5,000,000	5,000	(1,825)	3,175

Net (loss) for the period	0	0	(7,912)	(7,912)
Balance as of December 31, 2013	5,000,000	5,000	(9,737)	(4,737)

Cosmo Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Cosmo Ventures, Inc. ("Cosmo" or the "Company") was incorporated on February 3, 2013, under the laws of the State of Nevada. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company intends to purchase overstocked inventory items from manufacturers and retailers and offer them to the public at discounted prices.

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenue will be recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information
The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2013.

Income Taxes
Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation
The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2013

Fair Value of Financial Instruments
Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements
There are no recent accounting pronouncements that apply to the Company.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Cosmo Ventures, Inc. is a new Nevada-based development stage company that plans to commence operations as an online retailer offering discounted overstocked inventory items. We will procure merchandise purchased from the surplus inventories of manufacturers and retailers throughout India. We do not intend to carry a surplus inventory nor does our business require a storage facility. We intended to offer the public access to a variety of retailers and manufacturer products under one website.

Our mission is to provide consumers with a variety of quality products at bargain prices. We exist to attract and maintain customers, and to exceed their expectations. We will offer customers an easy to use website, mobile website, and an efficient distribution system. Merchandise being offered on our website will include bed-and-bath goods, home décor, kitchenware, furniture, watches and jewellery, apparel, electronics and computers, sporting goods, and other products. The initial region we will market our website is North America, but the Company could deliver many products to a great deal of international destinations.

Our intended business objective for Cosmo Ventures, Inc. is:

-	To make Cosmo an icon brand

-	To develop an effective, well placed e-commerce site for the sale of overstocked wholesale items from India

-	To offer a wide range of merchandise at reasonable prices

-	To launch a marketing campaign in a controllable and measurable market that will drive customers towards the website

-	To create an infrastructure for the fulfillment of web based sales

Liquidity and Capital Resources

Cash Flows
	Nine months ended December 31, 2013		Since inception (February 3, 2013) to December 31, 2013

Net Cash From Used in Operating Activities	$(8,412)	$	$(8,737)
Net Cash Used From Sale of Common Stock	$0	$	$5,000
Net Cash From Financing Activities	$8,000	$	$8,000
Net Increase (Decrease) in Cash During the Period	$(412)	$	$4,263

Through December 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $9,737. We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (February 3, 2013) to the quarter ended December 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended December 31, 2013

Revenues

Revenues for the three months ended December 31, 2013 there were $0, respectively.

Net Loss

For the three months ended December 31, 2013 we incurred net losses of $2,907, respectively.

Expenses

Our total expenses for the three months ended December 31, 2013 were $2,907 which consisted of $1,540 of professional fees and $1,367 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (February 3, 2013) to December 31, 2013, we incurred total expenses of $9,737, which consisted of $2,540 of professional fees and $7,197 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

ITEM 5.  OTHER INFORMATION

None.

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2014

/s/ Sonu Ram
Sonu Ram
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director