Form 10-K
period 2014-03-31
COSMO VENTURES INC
filed 2014-07-14
CIK 1575295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end March 31, 2014

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

5,000,000 common shares issued and outstanding as of March 31, 2014

PART I

ITEM 1. Business

Cosmo Ventures, Inc. (“Cosmo Ventures” or the “Company”) was incorporated in the State of Nevada on February 3, 2013.

Our mission is to provide consumers with a variety of quality products at bargain prices. Our goal is to attract and maintain customers, and to exceed their expectations. We will offer customers an easy to use website and distribution system.

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

Industry Overview

The Company’s challenge will be the increasing competition to attract customers to the website. We believe that too often, sales are lost because of complex websites that are far from intuitive. We intend to operate in a very competitive market and on popular search engines such as Google, Firefox Mozilla, and similar sites. Through advertising on popular search engines, our potential customers begin their search for online merchandise through general searches rather than through the established platforms of our competitors. We intend to spend large sums on acquiring search engine promotions. The only way to overcome the search engine filtering by customers is to build a strong brand so that when customers look for value, they know that Cosmo Ventures provides it and start their search directly from our website. We believe in order to be successful, an online web retailer must be a low cost operator, own a strong brand, attract high consumer traffic, offering quality merchandise and great prices with superior customer service.

Products and Services

Cosmo will have to contact manufacturers and retailers directly to inquire about liquidations, overstock, off season or discounted merchandise. We must acquire exclusive wholesale suppliers to keep our business running effectively. We intend to offer our customers secure online payment methods such as credit cards or Paypal.

Our intended business objective for Cosmo Ventures is:

-	To make Cosmo an icon brand

-	To develop an effective, well placed e-commerce site for the sale of overstocked wholesale items from India

-	To offer a wide range of merchandise at reasonable prices

-	To launch a marketing campaign in a controllable and measurable market that will drive customers towards the website

-	To create an infrastructure for the fulfillment of web based sales

Initially, our products and services will be our desktop website. We hope to provide customers with a marketplace to purchase our overstocked products from their desktop as well as mobile devices via mobile websites and our mobile app. Future customers will be able to view our catalogue of products from the convenience of their home desktop or on the road on their mobile devices.

Employees

We have one full-time employee, involved in management.

Research and Development Expenditures

We have not incurred any research or development expenses.

Government Regulation

We are currently not subject to any government regulations.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We have no intellectual property except we own our own domain address which signifies our online presence.  Our trade name is our company name which is legally incorporated in the state of Nevada.  Our company name is also our trade name

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our office is located at VPO- Bham Distt. Hoshiapur Tehsil Ghars, India.

ITEM 3. LEGAL PROCEEDINGS

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Stock Option Grants

As of the date of this prospectus, we had not granted any stock options.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-K contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

We intend to launch a web-based platform that will give our potential customers the ability to purchase our discounted products. Cosmo Ventures Inc. will procure merchandise purchased from the surplus inventories of manufacturers and retailers throughout India. Although the sale of discounted overstock products in an online marketplace is not entirely new, we anticipate that this medium will continue to grow. We believe that by providing a simple, yet effective, website platform, Cosmo Ventures will become a sought after marketplace for our e-consumers.  Most cellular phones are equipped to handle text messages, emails, and mobile websites that contain information on our products. Having the ability to instantly contact potential customers both locally and nationwide is one of the major benefits of this marketing strategy. Cosmo Ventures can send instant coupons, promotional messages, and much more online to our opt-in subscribers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Cash Flows
	March 31, 2014		Since inception (February 3, 2013) to March 31, 2014

Net Cash From Used in Operating Activities	$8,300	$	$(325)
Net Cash Used by Investing Activities	$0	$	$0
Net Cash From Financing Activities	$5,000	$	$5,000
Net Increase (Decrease) in Cash During the Period	$2,705	$	$4,675

Through March 31, 2014, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $9,770.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (February 3, 2013) to the year ended March 31, 2014 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Year Ended March 31, 2014 and 2013

Revenues

Revenues for the year ended March 31, 2014, and March 31, 2013 were $0 and $0, respectively.

Net Loss

For the year ended March 31, we incurred a net loss of $9,770 respectively.

Expenses

Our total expenses for the year ended March 31, 2014 were $9,770 which consisted of general and administrative expenses.  Our general and administrative expenses consist of licenses and permits, office supplies, transfer agent fees, postage expense, and other miscellaneous expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mr. Sonu Ram	25	CEO, President & Director

Family Relationships

There are no family relationships among our officers or directors.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest fiscal year ended March 2014.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Sonu Ram	CEO	2013	0	0	0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

We do not have employment agreements with our sole officer.  Members of our Board of Directors do not receive compensation for their services as Directors.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this Prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Shareholders	# of Shares	Percentage
Sonu Ram	5,000,000	50%
All directors and executive officers as a group [1 person]	5,000,000	50%

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 25,000,000 shares of common stock outstanding as of March 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 0%, payable upon demand.  The anticipated amount of this loan will be not be known at until the time a loan is determined to be needed.  The amount will be based on the amount of funding needed to maintain minimal operation and the cost of becoming a public company from that point in time going forward.  She is not obligated to make any further advances.  We have no agreement, commitment or understanding to secure any such funding from any other source.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2014 and for fiscal year ended March 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2014	March 31, 2013
Audit Fees	$3,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$3,000	$-

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART I – FINANCIAL INFORMATION

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on January 16, 2014 and can be found on the SEC website at www.sec.gov.

COSMO VENTURES, INC.

(A Development Stage Company)

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Cosmo Ventures, Inc.

We have audited the accompanying balance sheet of Cosmo Ventures, Inc., (A Development Stage Company) as of March 31, 2013, and the related statements of operations, stockholder's deficit and cash flows for the period from inception (February 3, 2013) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cosmo Ventures, Inc. (A Development Stage Company) as of March 31, 2013, and results of its operations and its cash flows for the period from inception (February 3, 2013) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

(Expressed in US dollars)

For the Years Ended March 31, 2014 and 2013

Balance Sheets (unaudited) 2

Statements of Operations (unaudited) 3

Statements of Cash Flows (unaudited) 4

Notes to the Condensed Financial Statements 5

Cosmo Ventures, Inc.
(A Development Stage Company)
Balance Sheet
March 31, 2013 and March 31, 2014

ASSETS

			March 31, 2014	March 31, 2013
Current Assets:
Cash			$ 2,705	$ 4,675

			$ 2,705	$ 4,675

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accounts payable and accrued expenses			$ 500	$ 1,500
Director Loan			$ 8,000	$ -
Third Party Loan			$ (200)	$ -
Total current liabilities			8,300	1,500

Stockholder's Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized,
5,000,000 shares issued and outstanding			5,000	5,000
Deficit accumulated during development stage			(9,770)	(1,825)
			(4,770)	3,175

			$ 3,530	$ 4,675

Cosmo Ventures, Inc.
(A Development Stage Company)
Statements of Operations
For the Period From February 3, 2013 (Inception), March 31, 2013 to March 31, 2014

		From February 3, 2013 (Inception) to March 31, 2013

	March 31,
	2014

Revenue, net	$ -	$ -
Cost of goods sold	-	-
Gross income	-	-

Expenses:
General and administrative expenses	9770	1,825

Net loss	$ 9,770	$ (1,825)

Loss per common share - Basic and
fully diluted	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	5,000,000	5,000,000

Cosmo Ventures, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit
For the Period from February 3, 2013 (Inception) to March 31, 2013

			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholder's Equity

	Common Stock
	Shares	Amount
Issuance of common shares for cash at
at $0.001 per share	5,000,000	5,000	-	-	5,000
Net loss	-	-	-	(1,825)	(1,825)
Balance - March 31, 2013	5,000,000	$ 5,000	$ -	$ (1,825)	$ 3,175

Issuance of common shares for cash at
at $0.001 per share	5,000,000	5,000	-	-	5,000
Net loss	-	-	-	(9,770)	(9,770)
Balance - March 31, 2014	5,000,000	$ 5,000	$ -	$ (4,770)	$ (4,770)

(A Development Stage Company)
Statements of Cash Flows
For the Period From February 3, 2013 (Inception) to March 31, 2013

		From February 3, 2013 (Inception) to March 31, 2013

	March 31, 2014

Cash flows from operating activities:
Net loss	$ (9,770)	$ (1,825)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	500	$ 1,500
Director Loan	8000	$ -
Third Party Loan	(200)	-
Net cash used by operating activities	8,300	(325)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	5,000
Net cash provided by financing activities	5,000	5,000

Net increase in cash	(1,970)	4,675
Cash at beginning of period	4,675	-
Cash at end of period	$ 2,705	$ 4,675

Supplemental cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Cosmo Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2013.

Cosmo Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2013

Cosmo Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2013. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2. LOAN RECEIVABLE

In January 2014, the Company entered into an agreement to provide funding to an unrelated third party entity. The agreement is for a period of 24 months for an amount not to exceed $5,000. Funding is at the discretion of the Company. Any funds provided to the third party will bear interest at 7.0% per year. Principal and interest are due on demand.

At March 31, 2014, the loan receivable totaled $200.

Note 3. STOCKHOLDER'S DEFICIT

In February 2013, the Company issued 5,000,000 shares of common stock at $0.001 per share.

Note 4. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at federal statutory rate: 15%

Effect on operating losses: (15)%

Total: 0%

Cosmo Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

Note 4. INCOME TAXES (continued)

As of March 31, 2014, the Company has a net operating loss carryforward of approximately $13,000. This loss will be available to offset future taxable income. If not used, this carryforward loss will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2014.

Note 5. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from February 3, 2013 (inception) to March 31, 2014, the Company incurred a net loss of approximately $13,000. In addition, the Company has no significant assets or revenue generating operations.

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, management expects to raise capital through a private placement offering. In the event that this funding does not materialize, certain directors have agreed, orally, to loan sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Date: July 11, 2014

/s/ Sonu Ram
Sonu Ram
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director