Form 10-Q
period 2014-06-30
COSMO VENTURES INC
filed 2014-08-27
CIK 1575295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

5,000,000 common shares issued and outstanding as of June 30, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		2
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Cash Flows (unaudited) Notes to the Condensed Financial Statements	3 4 5 6
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	9
Item 4T.	Controls And Procedures	11

PART II – OTHER INFORMATION		12
Item 1.	Legal Proceedings:	12
Item 2.	Unregistered Sales Of Equity Securities	12
Item 4.	Submission Of Matters To A Vote Security Holders:	12
Item 5.	Other Information:	12
Item 6.	Exhibits	12
Item 7.	Signature	12

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

Cosmo Ventures, Inc. (A Development Stage Company) Condensed Balance Sheets June 30, 2014 and March 31, 2014 (Unaudited) ASSETS June 30, March 31, 2014 2014 Current Assets: Cash and equivalents $ 5,342 $ 2,705 Loan Receivable 200 200 Total current assets 5,542 2,905 $ 5,542 $ 2,905 LIABILITIES AND STOCKHOLDER'S EQUITY Liabilities Accounts payable and accrued expenses $ 3,000 2,500 Loan payable - stockholder 8,000 8,000 Total current liabilities 11,000 10,500 Stockholder's Equity: Common stock, $0.001 par value; 75,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding, respectively 8,000 5,000 Additional paid in capital 11,785 0 Subscriptions receivable (10,500) 0 Deficit accumulated during development stage (14,743) (12,595) (5,458) (7,595) $ 5,542 $ 2,905

Cosmo Ventures, Inc. (A Development Stage Company) Condensed Statements of Operations For the Three Months Ended June 30, 2014 and for the Period From February 3, 2013 (Inception) to June 30, 2014 From February 3, 2013 (Inception) to June 30, 2014 2014 2013 Revenues, net $ 0 $ 0 $ 0 Cost of goods sold 0 0 0 Gross income 0 0 0 Expenses: Computer and internet 10 0 0 Professional fees 9,525 0 2,046 General and administrative expenses 5,208 2,148 126 14,743 2,148 2,172 Net loss before other income, expenses and provision for income taxes (14,743) (2,148) (2,172) Other income and (expenses) Interest expense 0 0 0 Net loss before provision for income taxes (14,743) (2,148) (2,172) Provision for income taxes 0 0 0 Net loss $ (14,743) $ (2,148) $ (2,172) Basic and diluted loss per share $ (0.00) $ (0.00) $ (0.00) Basic and diluted weighted average number of shares outstanding 5,357,422 5,501,370 5,000,000

Cosmo Ventures, Inc. (A Development Stage Company) Condensed Statements of Cash Flows For the Three Months Ended June 30, 2014 and for the Period From February 3, 2013 (Inception) to June 30, 2014 From February 3, 2013 (Inception) to June 30, 2014 2014 2013 Cash flows from operating activities: Net loss $ (14,743) $ (2,148) $ (2,172) Adjustments to reconcile net loss to net cash used by operating activities: Accounts payable and accrued expenses 3,000 500 (1,000) Net cash used by operating activities (11,743) (1,648) (3,172) Cash flows from financing activities: Proceeds from issuance of common stock 9,285 4,285 0 Stockholder's loan 8,000 0 1,000 Loan receivable (200) 0 0 Net cash provided by financing activities 17,085 4,285 1,000 Net increase in cash 5,342 2,637 (2,172) Cash at beginning of period 0 2,705 4,675 Cash at end of period $ 5,342 $ 5,342 $ 2,503 Supplemental cash flow information: Cash paid during the period for: Interest $ 0 $ 0 $ 0 Income taxes $ 0 $ 0 $ 0

Cosmo Ventures, Inc. (A Development Stage Company) Notes to Condensed Financial Statements June 30, 2014 Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Organization Cosmo Ventures, Inc. ("Cosmo" or the "Company") was incorporated on February 3, 2013, under the laws of the State of Nevada. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company intends to purchase overstocked inventory items from manufacturers and retailers and offer them to the public at discounted prices. Revenue Recognition In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenue will be recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns. Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Segment Information The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations. Net Loss Per Common Share Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at June 30, 2014. Income Taxes Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities. ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Stock-Based Compensation The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance. Cash and Cash Equivalents The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2014. Fair Value of Financial Instruments Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2014. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments. Recent Pronouncements There are no recent accounting pronouncements that apply to the Company. Note 2. LOAN PAYABLE - STOCKHOLDER Since inception (February 3, 2013) a stockholder and officer of the Company has advanced the Company $8,000 to pay for certain expenses. The loan has a balance of $8,000 at June 30, 2014, bears no interest and is payable on demand. Note 3. STOCKHOLDER'S EQUITY In February 2013, the Company issued 5,000,000 shares of common stock at $0.001 per share. In April 2014, under the terms of a private placement agreement, the Company issued 3,000,000 shares of common stock at $0.005 per share. As of June 30, 2014 the Company had received payment for 900,000 and has subscriptions receivable for the remaining 2,100,000 shares. Issuance costs of $215 were charged against additional paid-in capital. Note 4. INCOME TAXES The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows: Income tax provision at the federal statutory rate 15 % Effect of operating losses (15) % 0 % As of June 30, 2014, the Company has a net operating loss carry forward of approximately $15,000. This loss will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2033. The deferred tax asset relating to the operating loss carry forward has been fully reserved at June 30, 2014. Note 5. BASIS OF REPORTING The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception (February 3, 2013) to June 30, 2014, the Company incurred a net loss of approximately $15,000. In addition, the Company has no significant assets or revenue generating operations. The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, management expects to raise capital through a private placement offering. In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Note 6. SUBSEQUENT EVENTS In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements. Based upon this evaluation, there are no subsequent events that require disclosure.

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

Our intended business objective for Cosmo Ventures, Inc. is:

-	To make Cosmo an icon brand

-	To develop an effective, well placed e-commerce site for the sale of overstocked wholesale items from India

-	To offer a wide range of merchandise at reasonable prices

-	To launch a marketing campaign in a controllable and measurable market that will drive customers towards the website

-	To create an infrastructure for the fulfillment of web based sales

Liquidity and Capital Resources

Cash Flows

	Three months ended June 30, 2013	Three months ended June 30, 2014	Since inception (February 3, 2013) to June 30, 2014
Net Cash From Used in Operating Activities	(3,172)	(1,648)	(11,743)
Net Cash Used From Sale of Common Stock	0	0	0
Net Cash From Financing Activities	1,000	4,285	17,085
Net Increase (Decrease) in Cash During the Period	2,503	5,342	5,342

Through June 30, 2014, the Company had not carried on any significant operations and had not generated any revenue. The Company has incurred losses since inception aggregating $14,743. We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (February 3, 2013) to the quarter ended June 30, 2014 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended June 30, 2013 and 2014

Revenues

Revenues for the three months ended June 30, 2013 and 2014 there were $0, respectively.

Net Loss

For the three months ended June 30, 2013 and 2014 we incurred net losses of $2,172 and $2,148, respectively.

Expenses

Our total expenses for the three months ended June 30, 2014 were $2,148 which consisted of professional fees and general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (February 3, 2013) to June 30, 2014, we incurred total expenses of $14,743.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 26, 2014

/s/ Sonu Ram
Sonu Ram
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director