Form 10-Q
period 2014-09-30
COSMO VENTURES INC
filed 2014-11-18
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 333-188873

COSMO VENTURES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

VPO- Bham Distt. Hoshiapur Tehsil Ghars Punjab, India	146103
(Address of principal executive offices)	(Zip Code)

(702) 922-7109
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]      Accelerated filer   [  ]

Non-accelerated filer     [  ]      Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Number of common shares outstanding at November 10, 2014: 10,000,000

COSMO VENTURES, INC.

FORM 10-Q

For the Period Ended September 30, 2014

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

COSMO VENTURES, INC.

3

COSMO VENTURES, INC. (A Development Stage Company) BALANCE SHEETS September 30, 2014 and March 31, 2014 (Unaudited)
	September 30,
	2014	March 31,
	(unaudited) $	2014 $
ASSETS
Current Assets
Cash	5,647	2,705
Accounts receivable	200

Total current assets	5,847	2,705

TOTAL ASSETS	5,847	2,705
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Third Party Loan		(200)
Accounts payable and accrued expenses	0	500

Loan payable to stockholders	8,000	8,000
Total current liabilities and total liabilities	8,000	8,300

Stockholders’ Equity

Common stock, $.001 par value, 75,000,000 shares authorized,
10,000,000 issued and outstanding as of September 30, 2014	5,000	5,000

Subscription Payable	8,395
Accumulated deficit	(15,548)	(9,770)
Total stockholders' deficit	(2,153)	(4,770)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,847	3,530

The accompanying notes are an integral part of these consolidated financial statements.

COSMO VENTURES, INC. STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED September 30, 2014 AND 2013 (UNAUDITED)
			For the six months ended September 30
	For the three months ended September 30
	2014	2013	2014	2013
	$	$	$	$
Revenue	-	-	-	-

Operating Expenses

Professional fees	-	1,000	500	1,000

General and administrative	806	1,833	2,453	4,005
Total operating expenses	806	2,833	2,953	5,005
Net Operating Profit (Loss)	(806)	(2,833)	(2,953)	(5,005)

Other income (expense)
Interest income, net	-	-	-	-
Interest expense, net	(0)	(0)	(0)	(0)

Total other income (expenses)	(0)	(0)	(0)	(0)
Net Loss	(806)	(2,833	(2,953)	(5,005)

Net loss per common share
- Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	10,000,000	5,000,000	10,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COSMO VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM February 3, 2013 to September 30, 2014

	Common Shares	Par $	Accumulated Deficit $	Totals $
Balance at February 3, 2013	0	0	0	0
Common stock issued for cash ($0.001/share)	5,000,000	5,000	0	5,000
Net loss for the period	0	0	-1,825	-1,825
Balance at March 31, 2014	5,000,000	5,000	-1825	-3175
Common stock issued for services	5,000,000	5,000	0	0
Common stock issued for cash ($0.005/share)	0	8,396	0	8396
Common stock to be issued	3,000,000	0
Net loss for the period	0	0	-2953	-2953
Balance at September 30, 2014	13,000,000	13,396	-15,549	-2153

The accompanying notes are an integral part of these consolidated financial statements.

COSMO VENTURES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
	September 30, 2014	September 30, 2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(2,953)	(5,005

Changes in operating assets and liabilities:
Accounts receivable, related parties	-	-

Accounts payable	(2,500)	-

NET CASH USED IN OPERATING ACTIVITIES	(5,453)	(5,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares to be issued	8,396	-
Stockholder's loan	-	8,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,396	8,000
NET INCREASE (DECREASE) IN CASH	2,942	(2,995)
CASH, BEGINNING OF PERIOD	2,705	4,675
CASH, END OF PERIOD	5,647	7,670

The accompanying notes are an integral part of these consolidated financial statements.

COSMO VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and General Description of Business

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

B.  Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is March 31.

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the March 31, 2014 audited financial statements of Cosmo Ventures, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended September 30, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended March 31, 2014 included in our Form 10-K, filed with the Securities Exchange Commission on July 15, 2014.  Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

C.  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the six months ended September 30, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

E.  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

F. Long-Lived Assets & Impairment on Oil Lease Investments

Under ASC Topic 360, “Property, Plant, and Equipment”, the Company is required to periodically evaluate the carrying value of long-lived assets to be held and used.  ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

G. Inventory

Inventories are stated at the lower of cost or market, using the average cost method.  Cost includes materials related to the purchase and production of inventories.  We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory.  If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

H. Fair Value Measurements

Under ASC Topic 820, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments (see Note 4).  The estimated fair value of other current assets and current liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of September 30, 2014.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight-line method over estimated useful lives of five years.

The Company tests the carrying value of goodwill and indefinite life intangible assets for impairment at least once a year and more frequently if an event or circumstance indicates the asset may be impaired.  An impairment loss is recognized if the amount of the asset’s carrying amount exceeds its recoverable amount.  The recoverable amount is the higher of an asset’s fair value less selling expenses or its value in use.  For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash inflows (cash generating units).

The Company has adopted ASU update number 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment whereby the Company will first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, we conclude that it is not more than likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action.  If the Company concludes otherwise, then we will determine the fair value of the indefinite-lived intangible asset and perform the required quantitative impairment test by comparing the fair value with the carrying amount.

The Company did not record an impairment loss on goodwill for the six months ended September 30, 2014.

J. Income Taxes

Under ASC Topic 740, “Income Taxes”, the Company in required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards.  A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

K. Marketable Securities

Under ASC Topic 210; Rule 5-02.2, ‘‘Marketable Securities’’, the Company is required to measure all marketable securities at their carrying value while recognizing unrealized gains and losses as of the reporting date.

L. Stock-Based Compensation

Under  ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) as of September 30, 2014 and recognizes stock-based compensation expense using the modified prospective method.

M.  Revenue Recognition

Revenue is recognized at the time the educational materials or online seminars are provided and billed to the customer and collection of such fee is reasonably assured.  License fees and joint-venture profit sharing when evidenced by executed agreements, and other fees are recognized when earned and collection is reasonably assured.

N. Recent Accounting Pronouncements

During the six months ended September 30, 2014 and through November 17, 2014, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

O. Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

ASC Topic 820, Fair Value Measurement, establishes a framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities that the Company can access at the measurement date.

Inputs to the valuation methodology are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable inputs for the asset of liability.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

2.  RELATED PARTY TRANSACTIONS

At July 1, 2014, a total 5,000,000 common shares were acquired by Sonu Ram for services rendered to the Company as noted in the Registration Statement effective on January 16, 2013.

PART I

This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements.  Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q.  We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business.  We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview of the Company’s Business

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

Our mission is to provide consumers with a variety of quality products at bargain prices. We exist to attract and maintain customers, and to exceed their expectations. We will offer customers an easy to use website, mobile website, and an efficient distribution system. Merchandise being offered on our website will include bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and other products. The initial region we will market our website is North America, but the Company could deliver many products to a great deal of international destinations.

Our intended business objective for Cosmo Ventures, Inc. is:

-	To make Cosmo an icon brand

-	To develop an effective, well placed e-commerce site for the sale of overstocked wholesale items from India

-	To offer a wide range of merchandise at reasonable prices

-	To launch a marketing campaign in a controllable and measurable market that will drive customers towards the website

-	To create an infrastructure for the fulfillment of web based sales

Liquidity and Capital Resources

Cash Flows
	Six months ended September 30, 2014		Since inception (February 3, 2013) to September 30, 2014

Net Cash From Used in Operating Activities	$(8,412)	$	$(8,737)
Net Cash Used From Sale of Common Stock	$0	$	$5,000
Net Cash From Financing Activities	$8,000	$	$8,000
Net Increase (Decrease) in Cash During the Period	$(412)	$	$4,263

Results of Operations for the Three Months Ended September 30, 2014

Revenues

Revenues for the three months ended September 30, 2014 there were $0, respectively.

Net Loss

For the three months ended September 30, 2014 we incurred net losses of $806, respectively.

Expenses

Our total expenses for the three months ended September 30, 2014 were $806 which consisted of $0 of professional fees and $806 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (February 3, 2013) to September 30, 2014, we incurred total expenses of $15,548, which consisted of $3,325 of professional fees and $12,223 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective.

There were no changes in our internal controls or in other factors during the last fiscal quarter covered by this report that have materially affected, or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMO VENTURES INC.
(REGISTRANT)

Date: November 17, 2014	/s/ Sonu Ram
Sonu Ram
President, Chief Executive Officer and Director