Form 10-Q
period 2014-12-31
COSMO VENTURES INC
filed 2015-02-25
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

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

1

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

Number of common shares outstanding at February 24, 2015: 13,000,000

COSMO VENTURES, INC.

FORM 10-Q

For the Period Ended December 31, 2014

2

PART 1 FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

COSMO VENTURES, INC.

3

COSMO VENTURES, INC. (A Development Stage Company) BALANCE SHEETS December 31, 2014 and March 31, 2014 (Unaudited)
	December 31,
	2014	March 31,
	(unaudited) $	2014 $
ASSETS
Current Assets
Cash	5,329	2,705
Accounts Receivable	200	200

Total Current Assets	5,529	2,905

TOTAL ASSETS	5,529	2,905
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan Payable to Stockholders	8000	8,000
Accounts Payable & Accrued Liabilities	0	2,500
Total Current Liabilities	8,000	10,500
Total Liability	8,000	10,500

Stockholders’ Equity

Common stock, $.001 par value, 75,000,000 shares authorized,
13,000,000 issued and outstanding as of December 31, 2014	20,000	5,000

Subscription Receivable	6,000
Deficit	(16,471)	(12,595)
Total Equities	(2,471)	(7,595)
Total Equity	(2,471)	(7,595)
Liabilities and Equity	5,529	2,905

The accompanying notes are an integral part of these consolidated financial statements.

4

COSMO VENTURES, INC. STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED December 31, 2014 AND 2013 (UNAUDITED)
			For the three months ended December 31
	For the nine months ended December 31
	2014	2013	2014	2013
	$	$	$	$
Revenue	-	-	-	-

General & Administrative Expenses	3,376	2,540	923	1,367
Professional Fees	500	5,372	-	1,540

Total operating expenses	3,876	7,912	923	2,907
Net Operating Profit (Loss)	(3,876)	(7,912)	(923)	(2,907)

Other Expenses
Total Other Expense	(0)	(0)	(0)	(0)
Total Expense	3,876	7,912	923	2,907
Net Income (Loss)	(3,876)	(7,912)	(923)	(2,907)
Net loss per common share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	13,000,000	5,000,000	13,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

5

COSMO VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIOD FROM February 3, 2013 to December 31, 2014

	Common Shares	Par $	Accumulated Deficit $	Totals $
Balance at February 3, 2013	0	0	0	0
Common stock issued for cash ($0.001/share)	5,000,000	5,000	0	5,000
Net loss for the period	0	0	-9,737	-4,737
Balance at December 31, 2013	5,000,000	5,000	-9,737	-4,737
Common stock issued for services	5,000,000	5,000	0	5,000
Common stock issued for cash ($0.005/share)	3,000,000	15,000	0	15,000
Proceeds to be Received for Shares	0	(6,000)
Net loss for the Period	0	0	-6,734	2,266
Balance at December 31, 2014	13,000,000	14,000	-16,471	-2,471

The accompanying notes are an integral part of these consolidated financial statements.

6

COSMO VENTURES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013 (Unaudited)
	December 31, 2014	December 31, 2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(3,876)	(7,912)

Changes in non-cash working capital items
Accounts receivable, related parties	-	-

Accounts payable	(2,500)	(500)

NET CASH USED IN OPERATING ACTIVITIES	(6,376)	(8,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares Issued for Cash	15,000	-
Subscription Receivable	(6,000)	-
Stockholder’s Loan		8000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	8,000
NET INCREASE (DECREASE) IN CASH	2,624	(412)
CASH, BEGINNING OF PERIOD	2,705	4,675
CASH, END OF PERIOD	5,329	4,263

The accompanying notes are an integral part of these consolidated financial statements.

7

COSMO VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Interim Financial Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the March 31, 2014 audited financial statements of Cosmo Ventures, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended December 31, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended March 31, 2014 included in our Form 10-K, filed with the Securities Exchange Commission on July 15, 2014.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

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

D.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the six months ended December 31, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2014.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur.  Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives.  These intangibles are generally amortized using the straight-line method over estimated useful lives of five years.

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

The Company did not record an impairment loss on goodwill for the six months ended December 31, 2014.

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

N. Recent Accounting Pronouncements

During the nine months ended December 31, 2014 and through February 24, 2015, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Our intended business objective for Cosmo Ventures, Inc. is:

-	To make Cosmo an icon brand

-	To develop an effective, well placed e-commerce site for the sale of overstocked wholesale items from India

-	To offer a wide range of merchandise at reasonable prices

-	To launch a marketing campaign in a controllable and measurable market that will drive customers towards the website

-	To create an infrastructure for the fulfillment of web based sales

Liquidity and Capital Resources

Cash Flows
	Nine months ended December 31, 2014		Since inception (February 3, 2013) to December 31, 2014

Net Cash From Used in Operating Activities	$(6,376)	$	$(16,471)
Net Cash Used From Sale of Common Stock	$0	$	$7,800
Net Cash From Financing Activities	$9,000	$	$14,000
Net Increase (Decrease) in Cash During the Period	$2,624	$	$5,329

Results of Operations for the Three Months Ended December 30, 2014

Revenues

Revenues for the three months ended December 31, 2014 there were $0, respectively.

Net Loss

For the three months ended December 31, 2014 we incurred net losses of $923, respectively.

Expenses

Our total expenses for the three months ended December 31, 2014 were $923 which consisted of $0 of professional fees and $923 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (February 3, 2013) to December 31, 2014, we incurred total expenses of $16,471 which consisted of $3,325 of professional fees and $13,146 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

8

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

9

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

10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None

11

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

COSMO VENTURES INC.
(REGISTRANT)

Date: February 24, 2015	/s/ Sonu Ram
Sonu Ram
President, Chief Executive Officer and Director