Form 10-Q/A
period 2014-12-31
COSMO VENTURES INC
filed 2015-03-06
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 which the Registrant previously filed with the Securities and Exchange Commission on February 24, 2015 (the “Original Filing”). The Registrant is filing this Amendment to include the supporting data files which failed to properly upload to EDGAR with the main document files on the EDGARized version of the Original Filing. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

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

COSMO VENTURES INC.
(REGISTRANT)

Date: March 5, 2015	/s/ Sonu Ram
Sonu Ram
President, Chief Executive Officer and Director