Form 10-K
period 2015-03-31
COSMO VENTURES INC
filed 2017-01-13
CIK 1575295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission File No. 333-188873

COSMO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

VPO – Bham Distt. Hoshiarpur Tehsil Ghars, Punjabe, India 14613

(Address of principal executive offices, Zip Code)

(800) 582-3042

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share.

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of January 13, 2017 the Company has 13,000,000 shares of common stock issued and outstanding.

COSMSO VENTURES INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Cosmo Ventures Inc.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

Cosmo Ventures Inc. (“Cosmo Ventures” or the “Company”) was incorporated in the State of Nevada on February 3, 2013. We are an early stage company that plans to commence operations as an online retailer offering discounted overstocked inventory items. We intend to launch a web-based platform that will give our potential customers the ability to purchase our discounted products. Cosmo Ventures Inc. will procure merchandise purchased from the surplus inventories of manufacturers and retailers throughout India.

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

We hope to realize our full plan of operations by raising additional funds through the additional sale of our Company stock. We will design a full marketing strategy to gain brand awareness, and ultimately obtain a large opt-in subscriber base.

We do not intend to carry a surplus inventory nor does our business require a storage facility. We intended to offer the public access to a variety of retailers and manufacturer products under one website. Our customers will purchase products that will be shipped directly from our future partnered suppliers, shipping cost will be an additional charge passed on to the consumer. Majority of our expenses will be incurred on marketing, employees, web and mobile development and maintenance. Our intention is to generate revenue from our future suppliers as we will offer them our marketing services to clear their overstock or retail items. We intend to charge our suppliers a fee based on the advertising package they choose, which will allow them to advertise a certain number or products per month on our website. We intend to establish a negotiated base rate on each item with our clients, once we list the items they will be sold at a price Cosmo has formulated and Cosmo is entitled to the additional profits, if any, on the items sold.

Once we secure additional funding through the sale of common stock we will rent a small office space in a location convenient to our business needs and suppliers. We have not secured an office location and will be contracting out to our web developer, and sales representative as their primary focus is field work. We will try to work within our budget to execute our business plan with our primary focus on web/mobile development before we secure a physical office location.

Our products will be sold in US dollar (USD) and our suppliers will be paid in Indian rupee’s (INR). Currency conversion will be a risk in which we may lose all our profits, as the market is unpredictable and fluctuates on a daily basis. Generally speaking the US dollar is more profitable than the Indian rupee and we hope to capitalize more on our profits with the exchange rate by using forward contracts with our future suppliers. A forward contract will allow us to agree on an exchange rate which is fixed at the time the contract is entered in to, and buy or sell currency at an agreed future date. Our vendors may not agree to these terms and we may lose additional money in foreign exchange fluctuations that will adversely affect our business. We have not yet established any relationships with suppliers for our business

Product

Cosmo Ventures Inc. plans to offer an online retailer offering discounted overstocked inventory items. We intend to launch a web-based platform and will procure merchandise purchased from the surplus inventories of manufacturers and retailers throughout India.

Corporate History

The Company was incorporated by its President and sole director Sonu Ram in the State of Nevada on February 3, 2013 and established a March fiscal year end.

Recent Developments

Capital Stock

The Company’s capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of March 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2014, the Company entered into stock subscription agreements to issue 3,000,000 shares of its common stock at $0.005 per share for $15,000 in cash. As of March 31, 2015, agreements to issue 3,000,000 shares were executed; of which 1,800,000 shares were issued for net proceeds of $9,000. Checks from subscribers for 1,200,000 shares in the amount of $6,000 were not received by the Company until August 3, 2015 and the shares were issued then.

On May 8, 2014, the Company issued 5,000,000 of common shares at $0.001 per share to the sole director and President of the Company for payment of related party payable of $5,000.

Industry Analysis/Competition

Market/Competition Analysis

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

The market for selling over stock items online is a relatively new, yet growing industry. We expect to compete with these other service providers principally on the bases of the quality of services we intend to offer customers and in our Company's ability to acquire and retain personnel to market and sell our proposed services. Our Company will also compete on the bases of service price. Our principal competitors include BIDZ.com, Overstock.com, Amazon and Bluefly (all of which offer services similar to our proposed services). Numerous other second tier resellers are entering into the marketplace, consisting of independent marketing consultants who are reselling and not operating their own web and mobile platform.

We anticipate that most, if not all, of our competitors will initially have greater name and brand recognition and access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to purchase equipment, supplies and services at lower prices than us in the initial stages of our development. As a result, our operations may be significantly and negatively impacted by our larger, more established competitors. Once we commence our operations, if we are not able to generate enough revenue by attracting new and existing businesses and/or by enticing users to opt into our services, we may be forced to cease operations.

The industry has minimal and low cost barriers to entry and therefore it is a very competitive market. We will face many large and small competitors in the e-commerce retail business, including eBay, Amazon, Buy.com, Shop.com, and other similar websites.

Easy entry does not necessarily mean that a new entrant can build a web presence, traffic, and customer base. The Cosmo Ventures business model consists of selling the overstock of other wholesale retailers from India in North America. Merchandise we intend to offer on our site will be competitively priced to benefit our potential customers. We believe an online business model is better positioned to succeed if it employs: brand/traffic, heaviest discounter reputation, low cost operations, and customer satisfaction.

We anticipate Overstock.com and Amazon (‘Competitors’) to be our biggest competition. Although we will be a smaller independent online, retailer one of our goals will be to attract our Competitor’s clients to our business. These two highly branded companies are well established with a worldwide presence. Our effort to compete with them shows the need for such companies, and higher online consumer purchases. Our point of difference from our competition is our Indian manufactured merchandise, which we believe will be enough to turn over some loyal customers who seek a bargain over brand

Marketing Strategy

We have begun initial market research and anticipate conducting in depth market research to develop a strategy which in our opinion could launch our Company and provide us with rapid growth if executed properly.

We plan to focus on three key factors when marketing our services to local businesses:

Timing – With the ever-expanding market of mobile (and smartphone) users now is the time to make the most out of mobile website and application. We believe the competition is small at this point, and businesses can create a presence before it gets cluttered.

Integration – Mobile phone users are doing more and more on their phones, especially with the rise in smartphone sales. If a business is at all serious about a comprehensive and integrated marketing strategy for their company, mobile has to be a part of it.

Consumers – Businesses can put their products and services in front of their target market of consumers quickly and easily. We intend to use mobile marketing as a strategy for impulse consumer purchases.

We intend to market our business online with emails, door to door sales visits, and cold calling to build relationships and attract retailers. We intend to offer our first 100 customers unlimited online advertising as a sign-up incentive. Our sales representatives will bear the responsibility of field recruitment which we anticipate to bring in the bulk of our suppliers.

To obtain first time users, we plan to mail out flyers, run banner advertisements, and send out mass emails to direct web traffic to our web or mobile site. Our marketing efforts need to be consistent to drive a high volume of viewers to our webpage. We anticipate our conversion of first time browsers to purchasers will be 1 in every 75 viewers based on our products and prices. Our focus must remain on featured deals of the week and gorilla marketing to establish brand awareness.

We also intend to have a strong presence in social media, such as Facebook, twitter, Instagram, LinkedIn. The Company is also considering developing a App that will make it easier for consumers to access and purchase our overstock products.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed products.

Employees

As of March 31, 2015, other than its President, Mr. Sonu Ram, the Company has no other employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended March 31, 2015 and March 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

We intend to begin the implementation of our business plan. In order to initiate our operations, we will have to raise additional capital to hire at least one website and mobile application developer. While our mobile application is being developed, we will begin the initial preparations for the launch of our website. Assuming we are able to raise additional capital. Our Plan of Operations for the next 12 to 18 months include:

1. Raising capital – We will begin raising additional funding through the sale of our securities or debt financing.

2. Platform development – We plan to hire a website developer to begin the construction of our website.

3. Hire additional staff/consultants – When our mobile application is near its completion, we will begin hiring additional staff to prepare for our launch. We plan to hire a full-time sales representative to begin creating relationships and obtain contracts with suppliers within our local area. Our sales representative will be in charge of helping to develop our brand awareness with potential clients. We will use the marketing ideas of our President, Sonu Ram, as set forth in our “Marketing Strategy” section. However, we will look to our new employees to come up with new and innovative ways to promote our Company.

4. Beta testing – Once our website and mobile application is fully developed, and our sales and marketing team are in place, we will begin beta testing our website and mobile application.

The final phase of our business plan and development will be defined by the launch and marketing of our website and mobile application to the general public. This Phase shall be characterized by the following:

1. Acquisition of clients – When we are ready to offer our web services to the public, we intend to launch a marketing campaign ourselves in order to promote our website to potential manufacturers. We will also offer six months of free, unlimited postings to the first 100 businesses that sign up for our services. We will offer our future suppliers our marketing services to sell off their retail and overstocked items, but their Companies will not be advertised on our website. We want customers to purchase directly through our website to help us build our web presence.

2. Acquisition of users – When we are ready to offer our web services to the public, we will also launch a marketing campaign to promote our services to potential users to purchase overstocked discounted items, so that we may rapidly grow our user base so that we may have enough users for potential clients to deem our services valuable.

In order to complete our final phase of our business plan, we will rely heavily on the management skills of our President. He will have to work closely with our sales and marketing team to make sure that there is constant communication between each. The sales of our services will be directly related to the work that our marketing team is providing. In the months that follow our launch, the work of our website developers will be critical as well. We hope to be in a phase of rapid growth, and our developers will be working hard to provide constant updates to our site, and fix any bugs that may occur. Our President will have to work hard to keep all components of our business on track

Going Concern

Our auditor has indicated in report on our financial statements for the years ended March 31, 2015 and March 31, 2014, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended March 31, 2015 compared to March 31, 2014

We did not earn any revenues for the years ended March 31, 2015 and 2014.

Expenses for the year ended March 31, 2015 totaled $7,529 consisting primarily of office and general expenses of $7,529 resulting in a net loss of $7,529. Expenses for the year ended March 31, 2014 totaled $10,770 consisting primarily of office and general expenses of $10,770, resulting in a net loss of $10,770. The decrease in office and general expenses from fiscal 2015 to fiscal 2014 was primarily due to the decrease in expenses relating to filing fees.

Capital Resources and Liquidity

Our auditor’s report on our March 31, 2015 and 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of March 31, 2015, we had $4,507 of cash compared to $2,705 of cash as of March 31, 2014. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $20,124. As at March 31, 2015, the Company has a working capital deficit of $1,124.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended March 31, 2015 and March 31, 2014, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of March 31, 2015.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2015 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended March 31, 2015.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Sonu Ram	28	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Mr. Ram has held his offices/positions since inception of our company.

Business Experience

In 2010, Mr. Ram graduated from the University of Delhi at the age of 22, with a degree in Computer Science. The University of Delhi is home to one of India’s largest undergraduate computer programming schools. Coming from a family that has always owned their own businesses, Mr. Ram has always had an entrepreneurial spirit. With this spirit he has established Cosmo Ventures Inc. Mr. Ram has worked as a manager and computer technician at Ram Micro in Rajasthan from 2007 – present. His main efforts are focused on building Cosmo Ventures and works 15 to 20 hours at his other job. Mr. Ram makes his own schedule and has a flexible work environment; therefore, he can devote time both during the week and on the weekends to our Company, as needed. Mr. Ram has committed to devote up to 40 hours per week to the Company initially, and will devote additional time as required by the Company

Director Independence

Our board of directors is currently composed of one member, Sonu Ram, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Ram or other business interests and his involvement with Cosmo Ventures Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Cosmo Ventures Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through March 31, 2015.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Sonu Ram	2014	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2015	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2015 or 2014. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended March 31, 2015 and 2014 for Cosmo Ventures Inc.

Employment Contracts

At this time, Cosmo Ventures Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Cosmo Ventures Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (February 3, 2013) through March 31, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sonu Ram	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 31, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 31, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class

Sonu Ram	10,000,000	76.92%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; VPO-Bham Distt. Hoshiarpur Tehsil Ghas, Punjab, India 14613

All officers and directors as a group	10,000,000	76.92%

__________

(1)	Based on 10,000,000 shares of common stock issued and outstanding as of March 31, 2015.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 25, 2013, the Company sold 5,000,000 of common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $5,000.

On May 8, 2014, the Company issued 5,000,000 of common shares at $0.001 per share to the sole director and President of the Company for payment of related party payable of $5,000.

Our president and sole director provides’ office space at no charge to the Company in Hshiarpur, Punjab, India. Our registered agents business office in the United States is located at: 3609 Hammerkop Drive, North Las Vegas, Nevada 89084. Our telephone number is: (800) 582-3042.

During the years ended March 31, 2015 and 2014 the Company’s CEO (Sonu Ram) loaned the Company cash for operations balances as of March 31, 2015 and 2014 were $2,800 and $8,000 respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended March 31, 2015, audit fees were $3,500. For the year ended March 31, 2014, audit fees were $3,000.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2015 and 2014 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmo Ventures Inc.

Dated: January 13, 2017	By:	/s/ Sonu Ram
Sonu Ram President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Sonu Ram	January 13, 2017
Sonu Ram President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T.

____________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2] Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

For the Years Ended March 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cosmo Ventures Inc.

Punjabe, India

We have audited the accompanying balance sheets of Cosmo Ventures Inc. as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. Cosmo Ventures Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cosmo Ventures Inc. as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cosmo Ventures Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Cosmo Ventures Inc. has suffered recurring losses from operations since inception and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
January 13, 2017

COSMO VENTURES INC.

BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS

CURRENT ASSETS
Cash	$4,507	$2,705
TOTAL ASSETS	$4,507	$2,705

LIABILITIES AND STOCKHOLDER DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,831	2,300
Due to related party	2,800	8,000
TOTAL CURRENT LIABILITIES	$5,631	$10,300

STOCKHOLDER DEFICIT
Common stock - 75,000,000 shares authorized, $0.001 par value;
13,000,000 and 5,000,000 shares issued and outstanding, respectively	$13,000	$5,000
Additional paid-in capital	12,000	-
Stock subscriptions receivable	(6,000)	-
Accumulated deficit	(20,124)	(12,595)

TOTAL STOCKHOLDER DEFICIT	(1,124)	(7,595)

TOTAL LIABILITIES AND STOCKHOLDER DEFICIT	$4,507	$2,705

The accompanying notes are an integral part of these financial statements.

F-3

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

	Year ended March 31, 2015	Year ended March 31, 2014

OPERATING EXPENSES

General and administrative	$7,529	10,770

TOTAL OPERATING EXPENSES	(7,529)	(10,770)

NET LOSS	$(7,529)	(10,770)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	11,027,397	5,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended March 31, 2015 and 2014

	Common Stock		Additional	Stock
	Number of shares	Amount	Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Total

Balance, March 31, 2013	5,000,000	$5,000	$-	$-	$(1,825)	$3,175

Net loss	-	-	-	-	(10,770)	(10,770)

Balance, March 31, 2014	5,000,000	5,000	-	-	(12,595)	(7,595)

Common shares issued for cash -
At $0.005 per share, April 30, 2014	3,000,000	3,000	12,000	(6,000)	-	9,000

Common shares issued for related party payable	5,000,000	5,000				5,000

Net loss	-	-	-	-	(7,529)	(7,529)

Balance, March 31, 2015	13,000,000	$13,000	$12,000	$(6,000)	$(20,124)	$(1,124)

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2015	Year ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,529)	(10,770)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	531	1,000

NET CASH USED IN OPERATING ACTIVITIES	(6,998)	(9,970)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	9,000	-
Repayment of advances to related party	(200)	8,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,800	8,000

NET INCREASE IN CASH	1,802	(1,970)

CASH, BEGINNING OF YEAR	2,705	4,675

CASH, END OF YEAR	$4,507	2,705

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued reclass of related party payable	5,000	-

The accompanying notes are an integral part of these financial statements.

Cosmo Ventures Inc.

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Cosmo Ventures Inc. (the “Company”) was incorporated in the State of Nevada on February 3, 2013, with a year end of March 31. The Company intends to purchase overstocked inventory items from manufacturers and retailers and offer them to the public at discounted prices via a web-based on-line store.

Basis of Presentation

These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2015, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company estimates the fair value of each stock-based compensation award at the grant date by using Black-Scholes Option Pricing Model. The fair value determined represents the cost of the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As stock-based compensation expense is recognized based on awards ultimately expected to vest. Excess tax benefits, if any, are recognized as additional paid in capital.

Cosmo Ventures Inc.

Notes to Financial Statements

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $20,124 since inception. For the years ended March 31, 2015 and 2014, the Company has negative cash flows from operations. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2015 and 2014, the Company’s CEO loaned the Company cash to support operations. Balances as of March 31, 2015 and 2014 were $2,800 and $8,000, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

Cosmo Ventures Inc.

Notes to Financial Statements

NOTE 4 – INCOME TAXES

The significant component of deferred income tax assets at March 31, 2015 and March 31, 2014 is as follows:

	March 31, 2015	March 31, 2014

Net operating loss carry-forward	$6,284	3,724
Less: valuation allowance	(6,284)	(3,724)

Net deferred income tax asset	$–	-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of March 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended March 31, 2015 and 2014 no interest or penalties have been accrued as of March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended March 31, 2015 as reported are as follows:

	March 31, 2015	March 31, 2014

Net loss before income taxes per financial statements	$(7,529)	$10,770
Income tax rate	34%	34%
Income tax benefit	(2,560)	(3,662)
Change in valuation allowance	2,560	3,662

Provision for income taxes	$–	$-

NOTE 5 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 30, 2014, the Company entered into stock subscription agreements to issue 3,000,000 shares of its common stock at $0.005 per share for $15,000 in cash. As of March 31, 2015, agreements to issue 3,000,000 shares were executed; of which 1,800,000 shares had be issued for net proceeds of $9,000 prior to March 31, 2015. Checks from subscribers for 1,200,000 shares in the amount of $6,000 were not received by the Company until August 3, 2015 and the shares were issued then.

On May 8, 2014, the Company issued 5,000,000 of common shares at $0.001 per share to the sole director and President of the Company for payment of related party payable of $5,000.

