Form 10-Q
period 2015-06-30
COSMO VENTURES INC
filed 2017-01-18
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number 333-1888873

COSMO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

VPO – Bham Distt, Hoshiarpur Tehsil Ghars, Punjab, India 14613

(Address of principal executive offices)(Zip Code)

800-582-3042

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 18, 2017, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

COSMO VENTURES INC.

BALANCE SHEETS

As of June 30, 2015 and March 31, 2015

(unaudited)

	June 30, 2015	March 31, 2015

ASSETS

CURRENT ASSETS
Cash	$4,408	$4,507
TOTAL ASSETS	$4,408	$4,507

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,128	2,831
Due to related party	2,800	2,800
TOTAL CURRENT LIABILITIES	$5,928	$5,631

STOCKHOLDERS’ DEFICIT
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	$13,000	$13,000
Additional paid-in capital	12,000	12,000
Stock subscriptions receivable	(6,000)	(6,000)
Accumulated deficit	(20,520)	(20,124)

TOTAL STOCKHOLDERS’ DEFICIT	(1,520)	(1,124)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,408	$4,507

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three Months ended June 30, 2015 and 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014
OPERATING EXPENSES
General and administrative	$396	2,148

TOTAL OPERATING EXPENSES	396	2,148

NET LOSS	$(396)	(2,148)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Three Months ended June 30, 2015 and 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(396)	$(2,148)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	297	500

NET CASH USED IN OPERATING ACTIVITIES	(99)	(1,648)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	4,285
Repayment of advances to related party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,285

NET INCREASE IN CASH	(99)	2,637

CASH, BEGINNING OF PERIOD	4,507	2,705

CASH, END OF PERIOD	$4,408	5,342

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for related party payable	-	$5,000

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2015, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $20,520 since inception. As of June 30, 2015, the Company has a working capital deficit of $1,520. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three-month periods ended June 30, 2015 and 2014, the Company’s CEO loaned the Company cash to support operations. Balances as of June 30, 2015 and March 31, 2015 were $2,800 and $2,800, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 30, 2014, the Company entered into stock subscription agreements to issue 3,000,000 shares of its common stock at $0.005 per share for $15,000 in cash. As of March 31, 2015, agreements to issue 3,000,000 shares were executed; of which 1,800,000 shares had been issued for net proceeds of $9,000 prior to March 31, 2015. Payments from subscribers for 1,200,000 shares in the amount of $6,000 were not received by the Company until August 3, 2015 and the shares were issued then.

On May 8, 2014, the Company issued 5,000,000 of common shares at $0.001 per share to the sole director and President of the Company for payment of related party advances of $5,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended June 30, 2015 and June 30, 2014 we had no revenue. Expenses for the three month period ended June 30, 2015 totaled $396 resulting in a Net loss of $396. Compared to expenses for the three month period ended June 30, 2014 totaled $2,148 resulting in a Net loss of $2,148. The Net Loss for the three month period ended June 30, 2015 is a result of Office and general expense of $396 comprised primarily of filing fees of $396. Compared to expenses for the three months ended June 30, 2014 is a result of Office and general expenses of $1,648 comprised of bank service charges of $1,628 and office supplies of $20 and Professional fees of $500.

Capital Resources and Liquidity

There is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception we have raised $25,000 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

As of June 30, 2015, we had $4,408 in cash as compared to $4,507 in cash at March 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2015 the Company’s sole officer and director, Mr. Ram has loaned the Company $2,800 and he has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our proposed business plan to purchase overstocked inventory items and offer them to the public via a web-based on-line store and hire additional consultants to setup out website within the next 180 days.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmo Ventures Inc. (Registrant)

Date: January 18, 2017	By:	/s/ Sonu Ram
Sonu Ram President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

