Form 10-Q
period 2015-09-30
COSMO VENTURES INC
filed 2017-01-25
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 25, 2017, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of September 30, 2015 and March 31, 2015

(unaudited)

	September 30, 2015	March 31, 2015

ASSETS

CURRENT ASSETS
Cash	$10,841	$4,507
TOTAL ASSETS	$10,841	$4,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,425	$2,831
Due to related party	3,300	2,800
TOTAL CURRENT LIABILITIES	$6,725	$5,631

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	$13,000	$13,000
Additional paid in capital	12,000	12,000
Stock subscriptions receivable	-	(6,000)
Accumulated deficit	(20,884)	(20,124)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,116	(1,124)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,841	$4,507

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three and Six Months ended September 30, 2015 and 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014
OPERATING EXPENSES
General and administrative	$364	806	760	2,953

TOTAL OPERATING EXPENSES	364	806	760	2,953

NET LOSS	$(364)	(806)	(760)	(2,953)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Six Months ended September 30, 2015 and 2014

(unaudited)

	Six months ended September 30, 2015	Six months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(760)	$(2,953)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	594	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(166)	(5,453)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	6,000	13,395
Advances from (repayment to) related party	500	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,500	8,395

NET INCREASE IN CASH	6,334	2,942

CASH, BEGINNING OF PERIOD	4,507	2,705

CASH, END OF PERIOD	$10,841	$5,647

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for related party payable	$-	$5,000

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2015, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The

Income Taxes (continued)

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $20,884 since inception. As of September 30, 2015, the Company has working capital of $4,116. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six-month periods ended September 30, 2015 and 2014, the Company’s CEO loaned the Company cash to support operations. Balances as of September 30, 2015 and March 31, 2015 were $3,300 and $2,800, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 30, 2014, the Company entered into stock subscription agreements to issue 3,000,000 shares of its common stock at $0.005 per share for $15,000 in cash. As of March 31, 2015, agreements to issue 3,000,000 shares were executed; of which 1,800,000 shares had been issued for net proceeds of $9,000 prior to March 31, 2015. Payments from subscribers for 1,200,000 shares in the amount of $6,000 were received by the Company on August 3, 2015 and the shares were then issued.

On May 8, 2014, the Company issued 5,000,000 of common shares at $0.001 per share to the sole director and President of the Company for payment of related party payback of $5,000.

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

Results of Operations

For the three-month period ended September 30, 2015 and September 30, 2014 we had no revenue. Expenses for the three-month period ended September 30, 2015 totaled $364 resulting in a Net loss of $364. Compared to expenses for the three-month period ended September 30, 2014 totaled $806 resulting in a net loss of $806. The net loss for the three-month period ended September 30, 2015 is a result of office and general expense of $364 comprised primarily of filing fees of $297; bank service charges of $34 and office supplies of $33. Compared to expenses for the three months ended September 30, 2014 is a result of Office and general expenses of $806 comprised of bank service charges of $548; filing fees of $243 and office supplies of $15.

For the six-month period ended September 30, 2015 and September 30, 2014 we had no revenue. Expenses for the six-month period ended September 30, 2015 totaled $760 resulting in a net loss of $760. Compared to expenses for the six-month period ended September 30, 2014 totaled $2,953 resulting in a net loss of $2,953. The net loss for the six-month period ended September 30, 2015 is a result of office and general expense of $760 comprised primarily of filing fees of $693; bank service charges of $34 and office supplies of $33. Compared to expenses for the six months ended September 30, 2014 is a result of office and general expenses of $2,953 comprised of bank service charges of $2,175; filing fees of $243 and office supplies of $35; and Professional fees of $500 comprised primarily of accounting expenses of $500.

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

As of September 30, 2015, we had $10,841 in cash as compared to $4,507 in cash at March 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2015, the Company’s sole officer and director, Mr. Sidhu has loaned the Company $3,300 and he has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our proposed business plan to purchase overstocked inventory items and offer them to the public via a web-based on-line store and hire additional consultants to setup out website within the next 180 days.

4

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

____________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

6

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmo Ventures Inc. (Registrant)

Date: January 25, 2017	By:	/s/ Sonu Ram
Sonu Ram
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

7