Form 10-Q
period 2015-12-31
COSMO VENTURES INC
filed 2017-01-31
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 31, 2017, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of December 31, 2015 and March 31, 2015

(unaudited)

	December 31, 2015	March 31, 2015

ASSETS

CURRENT ASSETS
Cash	$10,782	$4,507
TOTAL ASSETS	$10,782	$4,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,722	$2,831
Due to related party	3,300	2,800
TOTAL CURRENT LIABILITIES	$7,022	$5,631

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	$13,000	$13,000
Additional paid-in capital	12,000	12,000
Stock subscriptions receivable	-	(6,000)
Accumulated deficit	(21,240)	(20,124)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,760	(1,124)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,782	$4,507

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three and Nine Months ended December 31, 2015 and 2014

(unaudited)

	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014
OPERATING EXPENSES
General and administrative	$356	923	1,116	3,876

TOTAL OPERATING EXPENSES	356	923	1,116	3,876

NET LOSS	$(356)	(923)	(1,116)	(3,876)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Nine Months ended December 31, 2015 and 2014

(unaudited)

	Nine months ended December 31, 2015	Nine months ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,116)	$(3,876)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	891	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(225)	(6,376)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,000	14,000
Advances from (repayment to) related party	500	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,500	9,000

NET INCREASE IN CASH	6,275	2,624

CASH, BEGINNING OF PERIOD	4,507	2,705

CASH, END OF PERIOD	$10,782	$5,329

NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Common stock issued for related party payable	$-	$5,000

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2015, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $21,240 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine-month periods ended December 31, 2015 and 2014, the Company’s CEO loaned the Company cash to support operations. Balances as of December 31, 2015 and March 31, 2015 were $3,300 and $2,800, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month period ended December 31, 2015 and December 31, 2014 we had no revenue. Expenses for the three-month period ended December 31, 2015 totaled $356 resulting in a Net loss of $356. Compared to expenses for the three-month period ended December 31, 2014 totaled $923 resulting in a Net loss of $923. The Net Loss for the three-month period ended December 31, 2015 is a result of Office and general expense of $356 comprised primarily of filing fees of $297; and office supplies of $59. Compared to expenses for the three months ended December 31, 2014 is a result of Office and general expenses of $923 comprised of bank service charges of $605; filing fees of $298 and office supplies of $20.

For the nine-month period ended December 31, 2015 and December 31, 2014 we had no revenue. Expenses for the nine-month period ended December 31, 2015 totaled $1,116 resulting in a Net loss of $1,116. Compared to expenses for the nine-month period ended December 31, 2014 totaled $3,876 resulting in a Net loss of $3,876. The Net Loss for the nine-month period ended December 31, 2015 is a result of Office and general expense of $1,116 comprised primarily of filing fees of $990; bank service charges of $34 and office supplies of $92. Compared to expenses for the nine months ended December 31, 2014 is a result of Office and general expenses of $3,876 comprised of bank service charges of $2,780; filing fees of $541 and office supplies of $55; and Professional fees of $500 comprised primarily of accounting expenses of $500.

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

As of December 31, 2015, we had $10,782 in cash as compared to $4,507 in cash at March 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2015, the Company’s sole officer and director, Mr. Sidhu has loaned the Company $3,300 and he has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T

_________

* Included in Exhibit 31.1
** Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmo Ventures Inc. (Registrant)

Date: January 31, 2017	By:	/s/ Sonu Ram
Sonu Ram
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8