Form 10-Q
period 2016-06-30
COSMO VENTURES INC
filed 2017-03-16
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of March 16, 2017, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of June 30, 2016 and March 31, 2016

(unaudited)

	June 30, 2016	March 31, 2016

ASSETS

CURRENT ASSETS
Cash	$7,159	$7,159
TOTAL ASSETS	$7,159	$7,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$693	$396
Due to related party	3,950	3,950
TOTAL CURRENT LIABILITIES	$4,643	$4,346

STOCKHOLDERS’ EQUITY
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	$13,000	$13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(22,484)	(22,187)

TOTAL STOCKHOLDERS’ EQUITY	2,516	2,813

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,159	$7,159

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three Months ended June 30, 2016 and 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015
OPERATING EXPENSES
General and administrative	$297	$396

TOTAL OPERATING EXPENSES	297	396

NET LOSS	$(297)	$(396)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Three Months ended June 30, 2016 and 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297)	$(396)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	297	297

NET CASH USED IN OPERATING ACTIVITIES	-	(99)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	(99)

CASH, BEGINNING OF PERIOD	7,159	4,507

CASH, END OF PERIOD	$7,159	$4,408

The accompanying notes are an integral part of these financial statements.

Cosmo Ventures Inc.

Notes to Financial Statements

(unaudited)

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2016, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $22,484 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s CEO has loaned the Company cash to support operations. Balances as of June 30, 2016 and March 31, 2016 were $3,950 and $3,950, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended June 30, 2016 and June 30, 2015, we had no revenue. Expenses for the three-month period ended June 30, 2016 totaled $297 resulting in a net loss of $297, compared to expenses for the three-month period ended June 30, 2015 totaled $396 resulting in a net loss of $396. The net Loss for the three-month period ended June 30, 2016 is a result of office and general expense of $297 comprised primarily of filing fees of $297, compared to expenses for the three months ended June 30, 2015 is a result of office and general expenses of $396 comprised of filing fees of $396.

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

As of June 30, 2016, we had $7,159 in cash as compared to $7,159 in cash at March 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2016 the Company’s sole officer and director, Mr. Ram has loaned the Company $3,950 and he has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our proposed business plan to purchase overstocked inventory items and offer them to the public via a web-based on-line store and hire additional consultants to setup out website within the next 12 months.

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

4

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmo Ventures Inc. (Registrant)

Date: March 16, 2017	By:	/s/ Sonu Ram
Sonu Ram President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8