Form 10-Q
period 2016-12-31
COSMO VENTURES INC
filed 2017-06-07
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of June 7, 2017, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of December 31, 2016 and March 31, 2016

(unaudited)

	December 31, 2016	March 31, 2016

ASSETS

CURRENT ASSETS
Cash	$351	$7,159
TOTAL ASSETS	$351	$7,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$424	$396
Due to related party	5,950	3,950
TOTAL CURRENT LIABILITIES	6,374	4,346

STOCKHOLDERS’ EQUITY
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	13,000	13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(31,023)	(22,187)

TOTAL STOCKHOLDERS’ EQUITY	(6,023)	2,813

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351	$7,159

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three and Nine Months ended December 31, 2016 and 2015

(unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015
OPERATING EXPENSES
General and administrative	$8,227	$356	$8,836	$1,116

TOTAL OPERATING EXPENSES	8,227	356	8,836	1,116

NET LOSS	$(8,227)	$(356)	$(8,836)	$(1,116)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Nine Months ended December 31, 2016 and 2015

(unaudited)

	Nine months ended December 31, 2016	Nine months ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,836)	$(1,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	28	891

NET CASH USED IN OPERATING ACTIVITIES	(8,808)	(225)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	6,000
Advances from related party	2,000	500

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	6,500

NET (DECREASE) INCREASE IN CASH	(6,808)	6,275

CASH, BEGINNING OF PERIOD	7,159	4,507

CASH, END OF PERIOD	$351	$10,782

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2016, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.

Income Taxes (continued)

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $31,023 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s CEO has loaned the Company cash to support operations. Balances as of December 31, 2016 and March 31, 2016 were $5,950 and $3,950, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended December 31, 2016 and December 31, 2015, we had no revenue. Expenses for the three-month period ended December 31, 2016 totaled $8,227 resulting in a net loss of $8,227, compared to expenses for the three-month period ended December 31, 2015, totaled $356 resulting in a net loss of $356. The net loss for the three-month period ended December 31, 2016 is a result of office and general expense of $8,227 comprised primarily of accounting fees of $7,500, filing fees of $479, bank service charges of $71, and office supplies of $177, compared to expenses for the three months ended December 31, 2015 is a result of office and general expenses of $356 comprised of filing fees of $297 and office supplies of $59.

For the nine-month periods ended December 31, 2016 and December 31, 2015, we had no revenue. Expenses for the nine-month period ended December 31, 2016 totaled $8,836 resulting in a net loss of $8,836, compared to expenses for the nine-month period ended December 31, 2015, totaled $1,116 resulting in a net loss of $1,116. The net loss for the nine-month period ended December 31, 2016 is a result of office and general expense of $8,836 comprised primarily of accounting fees of $7,500, filing fees of $1,073, bank service charges of $71, and office supplies of $192, compared to expenses for the nine months ended December 31, 2015 is a result of office and general expenses of $1,116 comprised of bank service charges of $34; filing fees of $990 and office supplies of $92.

Capital Resources and Liquidity

There is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception, we have raised $25,000 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

As of December 31, 2016, we had $351 in cash as compared to $7,159 in cash at March 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2016, the Company’s sole officer and director, Mr. Sidhu has loaned the Company $5,950 and he has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are not involved in any pending litigation or legal proceeding.

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

Cosmo Ventures Inc. (Registrant)

Date: June 7, 2017	By:	/s/ Sonu Ram
Sonu Ram
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8