Form 10-K
period 2017-03-31
COSMO VENTURES INC
filed 2017-08-21
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to ________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of August 21, 2017 the Company has 13,000,000 shares of common stock issued and outstanding.

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

As of March 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2014, the Company entered into stock subscription agreements to issue 3,000,000 shares of its common stock at $0.005 per share for $15,000 in cash. As of March 31, 2015, agreements to issue 3,000,000 shares were executed; of which 1,800,000 shares were issued for net proceeds of $9,000. Payments from subscribers for 1,200,000 shares in the amount of $6,000 were received by the Company on August 3, 2015 and the shares were issued then.

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

Employees

As of March 31, 2017, other than its President, Mr. Sonu Ram, the Company has no other employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended March 31, 2017 and March 31, 2016.

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

Our auditor has indicated in report on our financial statements for the years ended March 31, 2017 and March 31, 2016, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended March 31, 2017 compared to March 31, 2016

We did not earn any revenues for the years ended March 31, 2017 and 2016.

Expenses for the year ended March 31, 2017 totaled $20,251 consisting primarily of office and general expenses of $20,251, comprised of $16,000 in professional fees, filing fees of $3,870 and office expenses of $381, resulting in a net loss of $20,251. Expenses for the year ended March 31, 2016 totaled $2,063 consisting primarily of office and general expenses of $2,063, resulting in a net loss of $2,063. The increase in office and general expenses from fiscal 2017 to fiscal 2016 was primarily due to the increase in expenses relating to filing and professional fees.

Capital Resources and Liquidity

Our auditor’s report on our March 31, 2017 and 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of March 31, 2017, we had $151 of cash compared to $7,159 of cash as of March 31, 2016. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $42,438. As at March 31, 2017, the Company has working capital deficit of $17,438.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended March 31, 2017 and March 31, 2016, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of March 31, 2017.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2017 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended March 31, 2017.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Sonu Ram	30	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended March 31, 2017 and 2016.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sonu Ram	2017	-	-	-	-	-	-
President, Chief Executive Officer, Secretary, Treasurer	2016	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 and 2016. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended March 31, 2017 and 2016 for Cosmo Ventures Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the years ended March 31, 2017 and 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sonu Ram	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 31, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 31, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

________

(1)     Based on 10,000,000 shares of common stock issued and outstanding as of March 31, 2017.

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

During the years ended March 31, 2017 and 2016, the Company’s CEO (Sonu Ram) loaned the Company cash for operations. Balances as of March 31, 2017 and 2016 were $11,041 and $3,950, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended March 31, 2017, audit fees were $16,000. For the year ended March 31, 2016, audit fees were $8,300.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

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

Cosmo Ventures Inc.

Dated: August 21, 2017	By:	/s/ Sonu Ram
Sonu Ram President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Sonu Ram	August 21, 2017
Sonu Ram President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_______

[1]   Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]   Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

Cosmos Ventures Inc.

FINANCIAL STATEMENTS

For the Years Ended March 31, 2017 and 2016

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cosmo Ventures Inc.

Punjabe, India

We have audited the accompanying balance sheets of Cosmo Ventures Inc. as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. Cosmo Ventures Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cosmo Ventures Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cosmo Ventures Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Cosmo Ventures Inc. has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 21, 2017

F-2

COSMOS VENTURES INC.

BALANCE SHEETS

As of March 31, 2017 and 2016

	March 31, 2017	March 31, 2016

ASSETS

CURRENT ASSETS
Cash	$151	$7,159
TOTAL ASSETS	$151	$7,159

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,548	$396
Due to related party	11,041	3,950
TOTAL CURRENT LIABILITIES	$17,589	$4,346

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	$13,000	$13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(42,438)	(22,187)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(17,438)	2,813

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$151	$7,159

The accompanying notes are an integral part of these financial statements.

F-3

COSMOS VENTURES INC.

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2017 and 2016

	Year ended March 31, 2017	Year ended March 31, 2016
OPERATING EXPENSES
General and administrative	$20,251	$2,063

TOTAL OPERATING EXPENSES	20,251	2,063

NET LOSS	$(20,251)	$(2,063)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

F-4

COSMOS VENTURES INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2017 and 2016

	Common Stock		Additional	Stock	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscriptions Receivable	Development Stage	Total

Balance, March 31, 2015	13,000,000	13,000	12,000	(6,000)	(20,124)	(1,124)

Subscription Receivable paid – August 3, 2015	-	-	-	6,000	-	6,000

Net loss for the year ended March 31, 2016	-	-	-	-	(2,063)	(2,063)

Balance, March 31, 2016	13,000,000	$13,000	$12,000	$-	$(22,187)	$2,813

Net loss for the year ended March 31, 2017	-	-	-	-	(20,251)	(20,251)

Balance, March 31, 2017	13,000,000	$13,000	$12,000	$-	$(42,438)	$(17,438)

The accompanying notes are an integral part of these financial statements.

F-5

COSMOS VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2017 and 2016

	Year ended March 31, 2017	Year ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,251)	$(2,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	6,152	(2,435)

NET CASH USED IN OPERATING ACTIVITIES	(14,099)	(4,498)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,000
Advances from related party	7,091	1,150

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,091	7,150

NET (DECREASE) INCREASE IN CASH	(7,008)	2,652

CASH, BEGINNING OF YEAR	7,159	4,507

CASH, END OF YAER	$151	$7,159

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances from related party to settle accounts payable	$3,000	$-

The accompanying notes are an integral part of these financial statements.

F-6

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2017, there were no common stock equivalents outstanding.

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

F-7

Cosmo Ventures Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure and consideration.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $42,438 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2017 and 2016, the Company’s CEO loaned the Company $11,041 and $3,950, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – INCOME TAXES

At March 31, 2017, the Company has a net operating loss carryforward of $42,438. The significant components of deferred income tax assets at March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016
Deferred tax asset:
Net operating loss carry-forward	$14,429	7,544
Less: valuation allowance	(14,429)	(7,544)

Net deferred income tax asset	$–	–

F-8

Cosmo Ventures Inc.

Notes to Financial Statements

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

As of March 31, 2017 and 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended March 31, 2017 and 2016. No interest or penalties have been accrued as of March 31, 2017 and 2016. As of March 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Income tax benefit	$(6,885)	(701)
Change in valuation allowance	6,885	701

Provision for income taxes	$–	–

F-9