Form 10-Q
period 2017-06-30
COSMO VENTURES INC
filed 2017-09-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission File Number 333-1888873

COSMO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

VPO – Bham Distt, Hoshiarpur Tehsil Ghars, Punjab, India	14613
(Address of principal executive offices)	(Zip Code)

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

As of September 14, 2017, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of June 30, 2017 and March 31, 2017

(unaudited)

	June 30, 2017	March 31, 2017

ASSETS

CURRENT ASSETS
Cash	$206	$151
TOTAL ASSETS	$206	$151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,099	$6,548
Due to related party	18,341	11,041
TOTAL CURRENT LIABILITIES	$24,440	$17,589

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	$13,000	$13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(49,234)	(42,438)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,234)	(17,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$206	$151

The accompanying notes are an integral part of these financial statements.

F-1

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three Months ended June 30, 2017 and 2016

(unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016

OPERATING EXPENSES
General and administrative	$6,796	$297

TOTAL OPERATING EXPENSES	6,796	297

NET LOSS	$(6,796)	$(297)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

F-2

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Three Months ended June 30, 2017 and 2016

(unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,796)	$(297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(449)	297

NET CASH USED IN OPERATING ACTIVITIES	(7,245)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Advances from related party	7,300	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,300	-

NET INCREASE IN CASH	55	-

CASH, BEGINNING OF PERIOD	151	7,159

CASH, END OF PERIOD	$206	$7,159

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interests	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2017, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.

F-4

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

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure consideration.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $49,234 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s CEO has loaned the Company cash to support operations. Balances as of June 30, 2017 and March 31, 2017 were $18,341 and $11,041, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

F-5

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

Results of Operations

For the three-month periods ended June 30, 2017 and June 30, 2016, we had no revenue. Expenses for the three-month period ended June 30, 2017 totaled $6,796 resulting in a net loss of $6,796, compared to expenses for the three-month period ended June 30, 2016, totaled $297 resulting in a net loss of $297. The net loss for the three-month period ended June 30, 2017 is a result of general and administrative expense of $6,796 comprised primarily of accounting fees of $5,000, filing fees of $1,698 and bank service charges of $98, compared to expenses for the three months ended June 30, 2016 is a result of general and administrative expenses of $297 comprised of filing fees of $297. The increase in office and general expenses was primarily due to the increase in expenses relating to filing and professional fees.

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

As of June 30, 2017, we had $206 in cash as compared to $151 in cash at March 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2017, the Company’s sole officer and director, Mr. Sidhu has loaned the Company $18,341 as of June 30, 2017 and he has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

4

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Cosmo Ventures Inc.
(Registrant)

Date: September 14, 2017	By:	/s/ Sonu Ram
Sonu Ram
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8