Form 10-Q
period 2017-12-31
COSMO VENTURES INC
filed 2018-02-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 14, 2018, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of December 31, 2017 and March 31, 2017

(unaudited)

	December 31, 2017	March 31, 2017

ASSETS

CURRENT ASSETS
Cash	$756	$151
TOTAL ASSETS	$756	$151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,546	$6,548
Due to related party	26,496	11,041
TOTAL CURRENT LIABILITIES	$34,042	$17,589

STOCKHOLDERS’ DEFICIT
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	$13,000	$13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(58,286)	(42,438)

TOTAL STOCKHOLDERS’ DEFICIT	(33,286)	(17,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$756	$151

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three and Nine Months ended December 31, 2017 and 2016

(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016
OPERATING EXPENSES
General and administrative	$5,802	$8,227	$15,848	$8,836

TOTAL OPERATING EXPENSES	5,802	8,227	15,848	8,836

NET LOSS	$(5,802)	$(8,227)	$(15,848)	$(8,836)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Nine Months ended December 31, 2017 and 2016

(unaudited)

	Nine months ended December 31, 2017	Nine months ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,848)	$(8,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	998	28

NET CASH USED IN OPERATING ACTIVITIES	(14,850)	(8,808)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	15,455	2,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,455	2,000

NET INCREASE (DECREASE) IN CASH	605	(6,808)

CASH, BEGINNING OF PERIOD	151	7,159

CASH, END OF PERIOD	$756	$351

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2017, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $56,486 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s CEO has loaned the Company cash to support operations. Balances as of December 31, 2017 and March 31, 2017 were $26,496 and $11,041, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended December 31, 2017 and December 31, 2016, we had no revenue. Expenses for the three-month period ended December 31, 2017 totaled $5,802 resulting in a net loss of $5,802, compared to expenses for the three-month period ended December 31, 2016, totaled $8,227 resulting in a net loss of $8,227. The net loss for the three-month period ended December 31, 2017 is a result of office and general expense of $5,802 comprised primarily of accounting fees of $4,850, filing fees of $895, and telephone expenses of $57, compared to expenses for the three months ended December 31, 2016 is a result of office and general expenses of $8,227 comprised primarily of accounting fees of $7,500, filing fees of $479, bank service charges of $71 and office supplies of $177. The decrease in expenses for the three month period ended December 31, 2017 compared to December 31, 2016 is primarily due to the decrease in accounting fees.

For the nine-month periods ended December 31, 2017 and December 31, 2016, we had no revenue. Expenses for the nine-month period ended December 31, 2017 totaled $15,848 resulting in a net loss of $15,848, compared to expenses for the nine-month period ended December 31, 2016, totaled $8,836 resulting in a net loss of $8,836. The net loss for the nine-month period ended December 31, 2017 is a result of office and general expense of $15,848 comprised primarily of accounting fees of $11,650, filing fees of $3,965, bank service charges of $176, and telephone expenses of $57, compared to expenses for the nine months ended December 31, 2016 is a result of office and general expenses of $8,836 comprised primarily of accounting fees of $7,500, filing fees of $1,073, bank service charges of $71 and office supplies of $192. The increase in expenses for the nine month period ended December 31, 2017 compared to December 31, 2016 was primarily due to the increase in accounting fees and filing fees for the period.

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

As of December 31, 2017, we had $756 in cash as compared to $151 in cash at March 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2017, the Company’s sole officer and director, Mr. Ram has loaned the Company $26,496 and he has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Cosmo Ventures Inc.
(Registrant)

Date: February 14, 2018	By:	/s/ Sonu Ram
Sonu Ram President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8