Form 10-K
period 2018-03-31
COSMO VENTURES INC
filed 2018-06-27
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to ___________

Commission File No. 333-188873

COSMO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada 89703 (Address of principal executive offices, Zip Code) (800) 582-3042

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of June 27, 2018, the Company has 13,000,000 shares of common stock issued and outstanding.

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

Corporate History

The Company was incorporated by its former President and sole director Sonu Ram in the State of Nevada on February 3, 2013 and established a March fiscal year end. On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed as Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company's President, Treasurer, Secretary and sole Director was not based on any prior understanding or arrangement.

Recent Developments

Capital Stock

The Company’s capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of March 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On May 8, 2014, the Company issued 5,000,000 of common shares at $0.001 per share to the former director and President of the Company for payment of related party payable of $5,000.

On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from Sonu Ram, par value $0.001 per share. The consideration provided by Mr. Kumar to Mr. Ram was $10,000 in cash. The acquisition by Mr. Kumar of those shares resulted in a change in control.

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

Employees

As of March 31, 2018, other than its President, Mr. Ashok Kumar, the Company has no other employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended March 31, 2018 and March 31, 2017.

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

Our auditor has indicated in report on our financial statements for the years ended March 31, 2018 and March 31, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended March 31, 2018 compared to March 31, 2017

We did not earn any revenues for the years ended March 31, 2018 and 2017.

Expenses for the year ended March 31, 2018 totaled $19,253 general and administrative, comprised of $13,150 in professional fees, filing fees of $5,851 and office expenses of $252, resulting in a net loss of $19,253. Expenses for the year ended March 31, 2017 totaled $20,251 consisting general and administrative of $16,000 in professional fees, filing fees of $3,870 and office expenses of $381, resulting in a net loss of $20,251. The decrease in expenses from fiscal 2018 to fiscal 2017 was primarily due to the decrease in professional fees.

Capital Resources and Liquidity

There is substantial doubt exists as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of March 31, 2018, we had $756 of cash compared to $151 of cash as of March 31, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $61,691. As at March 31, 2018, the Company has working capital deficit of $36,691.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended March 31, 2018 and March 31, 2017, begins on page F-1 of this Annual Report on Form 10-K.

COSMO VENTURES INC.

FINANCIAL STATEMENTS

For the Years Ended March 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Cosmo Ventures Inc.

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cosmo Ventures Inc. (the "Company") as of March 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2016.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 27, 2018

F-1

COSMO VENTURES INC.

BALANCE SHEETS

As of March 31, 2018 and 2017

	March 31, 2018	March 31, 2017

ASSETS

CURRENT ASSETS
Cash	$756	$151
TOTAL ASSETS	$756	$151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,748	$6,548
Due to related party	32,699	11,041
TOTAL CURRENT LIABILITIES	37,447	17,589

STOCKHOLDERS’ DEFICIT
Common stock - 75,000,000 shares authorized, $0.001 par value;
13,000,000 shares issued and outstanding	13,000	13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(61,691)	(42,438)

TOTAL STOCKHOLDERS’ DEFICIT	(36,691)	(17,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$756	$151

The accompanying notes are an integral part of these financial statements.

F-2

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2018 and 2017

	Year ended March 31, 2018	Year ended March 31, 2017
OPERATING EXPENSES
General and administrative	$19,253	$20,251

TOTAL OPERATING EXPENSES	19,253	20,251

NET LOSS	$(19,253)	$(20,251)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

F-3

COSMO VENTURES INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2018 and 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2016	13,000,000	$13,000	$12,000	$(22,187)	$2,813

Net loss	-	-	-	(20,251)	(20,251)

Balance, March 31, 2017	13,000,000	$13,000	$12,000	$(42,438)	$(17,438)

Net loss	-	-	-	(19,253)	(19,253)

Balance, March 31, 2018	13,000,000	$13,000	$12,000	$(61,691)	$(36,691)

The accompanying notes are an integral part of these financial statements.

F-4

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2018 and 2017

	Year ended March 31, 2018	Year ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,253)	$(20,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,800)	6,152

NET CASH USED IN OPERATING ACTIVITIES	(21,053)	(14,099)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	21,658	7,091

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,658	7,091

NET INCREASE (DECREASE) IN CASH	605	(7,008)

CASH, BEGINNING OF YEAR	151	7,159

CASH, END OF YAER	$756	$151

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

F-5

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

On February 28, 2018, Mr. Sonu Ram resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and he also resigned as a member of the Board. On February 28, 2018, Mr. Ashok Kumar was appointed as Chief Executive Officer, Chief Financial Officer, and sole Director.

Basis of Presentation

The accompanying financial statements and related notes are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Loss per Common Share

The basic loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per common share are the same as basic loss per common share due to the lack of dilutive items in the Company. As of March 31, 2018, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

F-6

Cosmo Ventures Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure and consideration.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $61,691 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2018 and 2017, the Company’s former CEO loaned the Company $21,658 and $7,091, respectively. Balances as of March 31, 2018 and 2017 were $32,699 and $11,041, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, which among other changes reduces the federal corporate tax rate to 21%. We have conducted a preliminary review of the impact of the TCJA and do not anticipate it to have a material impact on our financial statements primarily due to the valuation allowance recorded against our net deferred tax assets.

At March 31, 2018, the Company has a net operating loss carryforward of approximately $62,000. The significant components of deferred income tax assets at March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Deferred tax asset:
Net operating loss carry-forward	$12,955	14,429
Less: valuation allowance	(12,955)	(14,429)

Net deferred income tax asset	$–	–

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

F-7

Cosmo Ventures Inc.

Notes to Financial Statements

NOTE 4 – INCOME TAXES – CONTINUED

As of March 31, 2018 and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended March 31, 2018 and 2017. No interest or penalties have been accrued as of March 31, 2018 and 2017. As of March 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
Income tax benefit	$(6,546)	(6,885)
Tax rate change	8,020	-
Change in valuation allowance	1,474	6,885

Provision for income taxes	$–	–

NOTE 5 – SUBSEQUENT EVENT

On June 5, 2018, the Company’s CEO, Mr. Ashok Kumar, acquired 10,000,000 shares of the Company’s common stock from Mr. Sonu Ram. The acquisition of these shares resulted in a change in control.

F-8

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control revue. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of March 31, 2018.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2018 and communicated the matters to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended March 31, 2018.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Ashok Kumar	42	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company's President, Treasurer, Secretary and as a Director was not based on any prior understanding or arrangement.

Business Experience

Since 2012, Mr. Kumar has worked as a private contractor supplying technical consulting services to various companies to support their warehouse shipping and management control systems. Prior to his consulting business, he was employed as a warehouse manager at Hindustan Unilever Limited in Hoshiarpur, India between 1998 and 2012. He was responsible the Company’s operating systems and also the maintenance of its computer and software systems.

Mr. Kumar received his BSc in Computer Science from SGGS Khals College Mahilpur in 1997.

Mr. Kumar makes his own schedule and has a flexible work environment; therefore, he can devote time both during the week and on the weekends to our Company, as needed. Mr. Kumar has committed to devote up to 20 hours per week to the Company initially, and will devote additional time as required by the Company.

Director Independence

Our board of directors is currently composed of one member, Ashok Kumar, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Kumar or other business interests and his involvement with Cosmo Ventures Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Cosmo Ventures Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended March 31, 2018 and 2017.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ashok Kumar, President, Chief Executive Officer, Secretary, Treasurer	2018	-	-	-	-	-	-

Sonu Ram –former President and Chief Executive Officer, Secretary, Treasurer	2018 - 2017	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 and 2017. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended March 31, 2018 and 2017 for Cosmo Ventures Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the years ended March 31, 2018 and 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ashok Kumar	-	-	-	-	-	-	-
Sonu Ram – former Director	-	-	-	-	-	-	-

On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company's President, Treasurer, Secretary and as a Director was not based on any prior understanding or arrangement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 31, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 31, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock
Shareholder to be the beneficial owner of over 5% common stock	No. of Shares	% of Class (1)
Sonu Ram (2) (3)	10,000,000	76.92%
VPO-Bham Distt. Hoshiarpur Tehsil Ghas, Punjab, India 14613

All officers, directors and shareholders as a group	10,000,000	76.92%

__________

(1)	Based on 13,000,000 shares of common stock issued and outstanding as of March 31, 2018.

(2)	On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company's President, Treasurer, Secretary and as a Director was not based on any prior understanding or arrangement.

(3)	On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from Sonu Ram, par value $0.001 per share. The consideration provided by Mr. Kumar to Mr. Ram was $10,000 in cash. The acquisition by Mr. Kumar of those shares resulted in a change in control. On June 5, 2018, the Company’s total issued and outstanding shares of common stock was 13,000,000. Accordingly, Mr. Kumar , as the holder of 10,000,000 shares of the Company’s $0.001 par value common stock, holds voting power equal to approximately 76.9% of the Company’s voting securities.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 25, 2013, the Company sold 5,000,000 of common shares at $0.001 per share to the former sole director and President of the Company for cash proceeds of $5,000.

On May 8, 2014, the Company issued 5,000,000 of common shares at $0.001 per share to the former sole director and President of the Company for payment of related party payable of $5,000.

Our former President and sole director provides office space at no charge to the Company in Hshiarpur, Punjab, India. Our registered agent’s business office in the United States is located at: 3609 Hammerkop Drive, North Las Vegas, Nevada 89084. Our telephone number is: (800) 582-3042.

During the years ended March 31, 2018 and 2017, the Company’s former CEO, Sonu Ram, loaned the Company cash for operations. Balances as of March 31, 2018 and 2017 were $32,699 and $11,041, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from Sonu Ram, par value $0.001 per share. The consideration provided by Mr. Kumar to Mr. Ram was $10,000 in cash. The acquisition by Mr. Kumar of those shares resulted in a change in control.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended March 31, 2018, audit fees were $10,400. For the year ended March 31, 2017, audit fees were $16,000.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

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

Cosmo Ventures Inc.

Dated: June 27, 2018	By:	/s/ Ashok Kumar
Ashok Kumar
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

Dated: June 27, 2018	By:	/s/ Ashok Kumar
Ashok Kumar President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_____

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

*	Included in Exhibit 31.1

