Form 10-Q
period 2018-06-30
COSMO VENTURES INC
filed 2018-08-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of June 30, 2018 and March 31, 2018

(unaudited)

	June 30, 2018	March 31, 2018

ASSETS
CURRENT ASSETS
Cash	$311	$756
TOTAL ASSETS	$311	$756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,513	$4,748
Due to related party	39,286	32,699
TOTAL CURRENT LIABILITIES	45,799	37,447

STOCKHOLDERS’ DEFICIT
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	13,000	13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(70,488)	(61,691)

TOTAL STOCKHOLDERS’ DEFICIT	(45,488)	(36,691)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$311	$756

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three Months ended June 30, 2018 and 2017

(unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017
OPERATING EXPENSES
General and administrative	$8,798	$6,796

TOTAL OPERATING EXPENSES	8,798	6,796

NET LOSS	$(8,798)	$(6,796)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Three Months ended June 30, 2018 and 2017

(unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,798)	$(6,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,765	(449)

NET CASH USED IN OPERATING ACTIVITIES	(7,033)	(7,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,588	7,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,588	7,300

NET (DECREASE) INCREASE IN CASH	(445)	55

CASH, BEGINNING OF PERIOD	756	151

CASH, END OF PERIOD	$311	$206

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.

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

Loss per Common Share

The basic loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. As of June 30, 2018, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date the Company has generated no revenues from its business operations and has incurred operating losses of $70,488 since inception. As of June 30, 2018, the Company had only $311 in cash, a working capital deficit of $45,488 and had a negative cash flow from operating activities since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. However, the Company may not be able to secure the necessary financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s former CEO had loaned the Company cash to support operations. Balances as of June 30, 2018 and March 31, 2018 were $31,569 and $31,569, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

During the three months ended June 30, 2018, the Company’s CEO loaned the Company $6,587. Balances as of June 30, 2018 and March 31, 2018 were $7,717 and $1,130, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended June 30, 2018 and June 30, 2017, we had no revenue. Expenses for the three-month period ended June 30, 2018 totaled $8,798 resulting in a net loss of $8,798, compared to expenses for the three-month period ended June 30, 2017, totaled $6,796 resulting in a net loss of $6,796. The net loss for the three-month period ended June 30, 2018 is a result of office and general expense of $8,798 comprised primarily of accounting fees of $7,500, filing fees of $1,131; telephone expenses of $19 and bank service charges of $148; compared to expenses for the three-months ended June 30, 2017 is a result of office and general expenses of $6,796 comprised primarily of accounting fees of $5,000; filing fees of $1,698; and bank service charges of $98. The increase in expenses for the three-month period ended June 30, 2018 compared to June 30, 2017 is primarily due to the increase in accounting fees.

Capital Resources and Liquidity

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception, we have raised $25,000 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from the Company’s former President Sonu Ram, par value $0.001 per share. The consideration provided by Mr. Kumar to Mr. Ram was $10,000 in cash. The acquisition by Mr. Kumar of those shares resulted in a change in control.

As of June 30, 2018, we had $311 in cash as compared to $756 in cash at March 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2018, the Company’s former officer and director, Mr. Ram has loaned the Company $31,569 and the current officer and director Mr. Kumar has loaned the Company $7,717 and Mr. Kumar has indicated that he may be willing to provide a maximum of $75,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our proposed business plan to purchase overstocked inventory items and offer them to the public via a web-based on-line store and hire additional consultants to setup out website within the next 240 days.

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

Changes in Internal Control Over Financial Reporting

On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from the Company’s former President Sonu Ram, par value $0.001 per share. As a result, the Company’s CEO is now Ashok Kumar as of June 5, 2018. The acquisition by Mr. Kumar of those shares resulted in a change in control.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from the Company’s former President, Sonu Ram, at par value of $0.001 per share. The consideration provided by Mr. Kumar to Mr. Ram was $10,000 in cash. The acquisition by Mr. Kumar of those shares resulted in a change in control.

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Included in Exhibit 31.1

** Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmo Ventures Inc. (Registrant)

Date: August 14, 2018	By:	/s/ Ashok Kumar
Ashok Kumar President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8