Form 10-Q
period 2018-12-31
COSMO VENTURES INC
filed 2019-02-13
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

Commission File Number 000-56002

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

As of February 13, 2019, there were 13,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cosmo Ventures Inc.

FINANCIAL STATEMENTS

3

COSMO VENTURES INC.

BALANCE SHEETS

As of December 31, 2018 and March 31, 2018

(unaudited)

	December 31, 2018	March 31, 2018

ASSETS

CURRENT ASSETS
Cash	$101	$756
TOTAL ASSETS	$101	$756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,718	$4,748
Due to related party	44,072	32,699
TOTAL CURRENT LIABILITIES	54,790	37,447

STOCKHOLDERS’ DEFICIT
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	13,000	13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(79,689)	(61,691)

TOTAL STOCKHOLDERS’ DEFICIT	(54,689)	(36,691)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101	$756

The accompanying notes are an integral part of these financial statements.

F-1

COSMO VENTURES INC.

STATEMENTS OF OPERATIONS

For Three and Nine Months ended December 31, 2018 and 2017

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
OPERATING EXPENSES	2018	2017	2018	2017
General and administrative	$4,908	$5,802	$17,998	$15,848

TOTAL OPERATING EXPENSES	4,908	5,802	17,998	15,848

NET LOSS	$(4,908)	$(5,802)	$(17,998)	$(15,848)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

F-2

COSMOS VENTURES INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine-month period Ended December 31, 2018

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, April 1, 2018	13,000,000	$13,000	$12,000	$(61,691)	$(36,691)

Net loss	-	-	-	(8,798)	(8,798)

Balance, June 30 2018	13,000,000	$13,000	$12,000	$(70,489)	$(45,489)

Net loss	-	-	-	(4,292)	(4,292)

Balance, September 30, 2018	13,000,000	$13,000	$12,000	$74,781	$(49,781)

Net Loss	-	-	-	(4,908)	(4,908)

Balance, December 31, 2018	13,000,000	$13,000	$12,000	$(79,689)	$(54,689)

The accompanying notes are an integral part of these financial statements.

F-3

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine-month period Ended December 31, 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, April 1, 2017	13,000,000	$13,000	$12,000	$(42,438)	$(17,438)

Net loss	-	-	-	(6,796)	(6,796)

Balance, June 30 2017	13,000,000	$13,000	$12,000	$(49,234)	$(24,234)

Net loss	-	-	-	(3,250)	(3,250)

Balance, September 30, 2017	13,000,000	$13,000	$12,000	$(52,484)	$(27,484)

Net Loss	-	-	-	(5,802)	(5,802)

Balance, December 31, 2017	13,000,000	$13,000	$12,000	$(58,286)	$(33,286)

The accompanying notes are an integral part of these financial statements.

F-4

COSMO VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Nine Months ended December 31, 2018 and 2017

(unaudited)

	Nine months ended December 31, 2018	Nine months ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,998)	$(15,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	5,970	998

NET CASH USED IN OPERATING ACTIVITIES	(12,028)	(14,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	11,373	15,455

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,373	15,455

NET (DECREASE) INCREASE IN CASH	(655)	605

CASH, BEGINNING OF PERIOD	756	151

CASH, END OF PERIOD	$101	$756

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.

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

Loss per Common Share

The basic loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. As of December 31, 2018, and 2017, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.

F-6

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date the Company has generated no revenues from its business operations and has incurred operating losses of $79,689 since inception. As of December 31, 2018, the Company had only $101 in cash, a working capital deficit of $54,689 and had a negative cash flow from operating activities since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. However, the Company may not be able to secure the necessary financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s former CEO had loaned the Company cash to support operations. Balances as of December 31, 2018 and March 31, 2018 were $31,569 and $31,569, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

During the nine months ended December 31, 2018, the Company’s CEO loaned the Company $11,373. Balances as of December 31, 2018 and March 31, 2018 were $12,503 and $1,130, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

F-7

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

Although the sale of discounted overstock products in an online marketplace is not entirely new, we anticipate that this medium will continue to grow. We believe that by providing a simple, yet effective, website platform, Cosmo Ventures will become a sought-after marketplace for our e-consumers. Most cellular phones are equipped to handle text messages, emails, and mobile websites that contain information on our products. Having the ability to instantly contact potential customers both locally and nationwide is one of the major benefits of this marketing strategy. Cosmo Ventures can send instant coupons, promotional messages, and much more online to our opt-in subscribers.

We hope to realize our full plan of operations by raising additional funds through the additional sale of our Company stock. We will design a full marketing strategy to gain brand awareness, and ultimately obtain a large opt-in subscriber base.

Results of Operations

For the three-month periods ended December 31, 2018 and December 31, 2017, we had no revenue. Expenses for the three-month period ended December 31, 2018 totaled $4,908 resulting in a net loss of $4,908, compared to expenses for the three-month period ended December 31, 2017, totaled $5,802 resulting in a net loss of $5,802. The net loss for the three-month period ended December 31, 2018 is a result of office and general expense of $4,908 comprised primarily of accounting fees of $3,957, filing fees of $862; telephone expenses of $71; and bank service charges of $18; compared to expenses for the three-months ended December 31, 2017 is a result of office and general expenses of $5,802 comprised primarily of accounting fees of $4,850; filing fees of $895; and telephone expenses of $57. The decrease in expenses for the three-month period ended December 31, 2018 compared to December 31, 2017 is primarily due to the decrease in accounting fees.

For the nine-month periods ended December 31, 2018 and December 31, 2017, we had no revenue. Expenses for the nine-month period ended December 31, 2018 totaled $17,998 resulting in a net loss of $17,998, compared to expenses for the nine-month period ended December 31, 2017, totaled $15,848 resulting in a net loss of $15,848. The net loss for the nine-month period ended December 31, 2018 is a result of general and administrative expense of $17,998 comprised primarily of accounting fees of $14,757, filing fees of $2,871; telephone expenses of $151; office supplies of $25; and bank service charges of $194, compared to expenses for the nine months ended December 31, 2017 is a result of general and administrative expenses of $15,848 comprised primarily of accounting fees of $11,650, filing fees of $3,965; telephone expenses of $57; and bank service charges of $176, The increase in office and general expenses was primarily due to the increase in expenses relating to accounting fees.

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

As of December 31, 2018, we had $101 in cash as compared to $756 in cash at March 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2018, the Company’s former officer and director, Mr. Ram has loaned the Company $31,569 and the current officer and director Mr. Kumar has loaned the Company $12,503 and Mr. Kumar has indicated that he may be willing to provide a maximum of $75,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Lack of audit committee and financial expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

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

________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

8

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmo Ventures Inc. (Registrant)

Date: February 13, 2019	By:	/s/ Ashok Kumar
Ashok Kumar
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

