Form 10-K
period 2019-03-31
COSMO VENTURES INC
filed 2019-06-28
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 333-188873

COSMO VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada 89703

(Address of principal executive offices, Zip Code)

(800) 582-3042

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	CMOV	N/A - none

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of June 28, 2019, the Company has 13,000,000 shares of common stock issued and outstanding.

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

Our products will be sold in US dollar (USD) and our suppliers will be paid in Indian rupee’s (INR). Currency conversion will be a risk in which we may lose all our profits, as the market is unpredictable and fluctuates on a daily basis. Generally speaking the US dollar is more profitable than the Indian rupee and we hope to capitalize more on our profits with the exchange rate by using forward contracts with our future suppliers. A forward contract will allow us to agree on an exchange rate which is fixed at the time the contract is entered in to, and buy or sell currency at an agreed future date. Our vendors may not agree to these terms and we may lose additional money in foreign exchange fluctuations that will adversely affect our business. We have not yet established any relationships with suppliers for our business.

Product

Cosmo Ventures Inc. plans to offer an online retailer offering discounted overstocked inventory items. We intend to launch a web-based platform and will procure merchandise purchased from the surplus inventories of manufacturers and retailers throughout India.

Corporate History

The Company was incorporated by its former President and sole director Sonu Ram in the State of Nevada on February 3, 2013 and established a March fiscal year end. On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed as Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company’s President, Treasurer, Secretary and sole Director was not based on any prior understanding or arrangement.

On December 4, 2018, the Company received its trading symbol (“CMOV”) on the OTCBB.

Recent Developments

Capital Stock

The Company’s capitalization is comprised of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of March 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from Sonu Ram, par value $0.001 per share. The consideration provided by Mr. Kumar to Mr. Ram is $10,000 in cash. The acquisition by Mr. Kumar of those shares resulted in a change in control.

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

The market for selling over stock items online is a relatively new, yet growing industry. We expect to compete with these other service providers principally on the bases of the quality of services we intend to offer customers and in our Company’s ability to acquire and retain personnel to market and sell our proposed services. Our Company will also compete on the bases of service price. Our principal competitors include BIDZ.com, Overstock.com, Amazon and Bluefly (all of which offer services similar to our proposed services). Numerous other second tier resellers are entering into the marketplace, consisting of independent marketing consultants who are reselling and not operating their own web and mobile platform.

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

We anticipate Overstock.com and Amazon (‘Competitors’) to be our biggest competition. Although we will be a smaller independent online, retailer one of our goals will be to attract our Competitor’s clients to our business. These two highly branded companies are well established with a worldwide presence. Our effort to compete with them shows the need for such companies, and higher online consumer purchases. Our point of difference from our competition is our Indian manufactured merchandise, which we believe will be enough to turn over some loyal customers who seek a bargain over brand.

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

Employees

As of March 31, 2019, other than its President, Mr. Ashok Kumar, the Company has no other employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended March 31, 2019 and March 31, 2018. On December 4, 2018 the Company received its trading symbol “CMOV” to trade on the OTCBB.

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

Our auditors have indicated in report on our financial statements for the years ended March 31, 2019 and March 31, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended March 31, 2019 compared to March 31, 2018

We did not earn any revenues for the years ended March 31, 2019 and 2018.

Expenses for the year ended March 31, 2019 totaled $23,108 general and administrative, comprised of $18,703 in professional fees, filing fees of $3,823 and office expenses of $582, resulting in a net loss of $23,108.

Expenses for the year ended March 31, 2018 totaled $19,253 general and administrative, comprised of $13,150 in professional fees, filing fees of $5,851 and office expenses of $252, resulting in a net loss of $19,253. The increase in expenses from fiscal 2019 to fiscal 2018 was primarily due to the increase in professional fees.

Capital Resources and Liquidity

There is substantial doubt as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of March 31, 2019, we had $103 of cash compared to $756 of cash as of March 31, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $84,799. As at March 31, 2019, the Company has working capital deficit of $59,799.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal years ended March 31, 2019 and March 31, 2018, begins on page F-1 of this Annual Report on Form 10-K.

Cosmos Ventures Inc.

FINANCIAL STATEMENTS

For the Years Ended March 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Cosmo Ventures Inc.

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cosmo Ventures Inc. (the “Company”) as of March 31, 2019, the related statement of operations, stockholders’ deficit and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has suffered recurring losses from operations, has not yet generated any revenue from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Houston, Texas

June 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Cosmo Ventures Inc.

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cosmo Ventures Inc. (the “Company”) as of March 31, 2018, the related statement of operations, stockholders’ deficit and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2016.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 27, 2018

COSMOS VENTURES INC.

BALANCE SHEETS

As of March 31, 2019 and 2018

	March 31, 2019	March 31, 2018

ASSETS

CURRENT ASSETS
Cash	$103	$756
TOTAL ASSETS	$103	$756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$15,220	$4,748
Due to related party	44,682	32,699
TOTAL CURRENT LIABILITIES	59,902	37,447

STOCKHOLDERS’ DEFICIT
Common stock - 75,000,000 shares authorized, $0.001 par value; 13,000,000 shares issued and outstanding	13,000	13,000
Additional paid-in capital	12,000	12,000
Accumulated deficit	(84,799)	(61,691)

TOTAL STOCKHOLDERS’ DEFICIT	(59,799)	(36,691)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$103	$756

The accompanying notes are an integral part of these financial statements.

COSMOS VENTURES INC.

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2019 and 2018

	Year ended March 31, 2019	Year ended March 31, 2018
OPERATING EXPENSES
General and administrative	$23,108	$19,253

TOTAL OPERATING EXPENSES	23,108	19,253

NET LOSS	$(23,108)	$(19,253)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

COSMOS VENTURES INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended March 31, 2019 and 2018

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2017	13,000,000	$13,000	$12,000	$(42,438)	$(17,438)

Net loss	-	-	-	(19,253)	(19,253)

Balance. March 31, 2018	13,000,000	$13,000	$12,000	$(61,691)	$(36,691)

Net loss	-	-	-	(23,108)	(23,108)

Balance, March 31, 2019	13,000,000	$13,000	$12,000	$(84,799)	$(59,799)

The accompanying notes are an integral part of these financial statements.

COSMOS VENTURES INC.

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2019 and 2018

	Year ended March 31, 2019	Year ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,108)	$(19,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	10,472	(1,800)

NET CASH USED IN OPERATING ACTIVITIES	(12,636)	(21,053)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	11,983	21,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,983	21,658

NET INCREASE (DECREASE) IN CASH	(653)	605

CASH, BEGINNING OF YEAR	756	151

CASH, END OF YEAR	$103	$756

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Cosmo Ventures Inc.

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Cosmos Ventures Inc. (the “Company”) was incorporated in the State of Nevada on February 3, 2013, with a year end of March 31. The Company intends to purchase overstocked inventory items from manufacturers and retailers and offer them to the public at discounted prices via a web-based on-line store.

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

Loss per Common Share

The basic loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per common share are the same as basic loss per common share due to the lack of dilutive items in the Company. As of March 31, 2019 and 2018, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses of $84,799 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company’s former CEO loaned the Company $20,528. Balances as of March 31, 2019 and 2018 were $31,569 and $31,569, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

During the year ended March 31, 2019, the Company’s CEO loaned the Company $11,983. Balances as of March 31, 2019 and 2018 were $13,113 and $1,130 respectively. The balance due is unsecured and non-intrest-bearing with no set terms of repayment.

On June 5, 2018, the Company’s CEO, Mr. Ashok Kumar, acquired 10,000,000 shares of the Company’s common stock from Mr. Sonu Ram. The acquisition of these shares resulted in a change in control.

NOTE 4 – INCOME TAXES

At March 31, 2019, the Company has a net operating loss carryforward of approximately $62,000. The significant components of deferred income tax assets at March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
Deferred tax asset:
Net operating loss carry-forward	$17,808	12,955
Less: valuation allowance	(17,808)	(12,955)

Net deferred income tax asset	$–	–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Cosmo Ventures Inc.

Notes to Financial Statements

NOTE 4 – INCOME TAXES – CONTINUED

As of March 31, 2019 and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended March 31, 2019 and 2018. No interest or penalties have been accrued as of

March 31, 2019 and 2018. As of March 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Income tax benefit	$(4,853)	(6,546)
Tax rate change	-	8,020
Change in valuation allowance	4,853	(1,474)

Provision for income taxes	$–	–

The Company has not filed its federal and state tax returns for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of March 31, 2019, the Company had approximately $85,000 of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance.

Management will be taking on a project to file delinquent federal and state tax returns in the upcoming reporting periods and updated values will be disclosed in the following reporting periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of March 31, 2019.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2019 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended March 31, 2019.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Ashok Kumar	43	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company’s President, Treasurer, Secretary and as a Director was not based on any prior understanding or arrangement.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended March 31, 2019 and 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ashok Kumar - President, Chief Executive Officer, Secretary, Treasurer	2019-2018	-	-	-	-	-	-

Sonu Ram - former President and Chief Executive Officer, Secretary, Treasurer	2018	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2019 and 2018. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended March 31, 2019 and 2018 for Cosmo Ventures Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the years ended March 31, 2019 and 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ashok Kumar	-	-	-	-	-	-	-
Sonu Ram – former Director	-	-	-	-	-	-	-

On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company’s President, Treasurer, Secretary and as a Director was not based on any prior understanding or arrangement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 31, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 31, 2019 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock
Shareholder to be the beneficial owner of over 5% common stock	No. of Shares	% of Class (1)
Ashok Kumar (2) (3)	10,000,000	76.92%
Gurcharan Dass, House No. 421, Street N. 07, Ward N. 31, Prem Garh The, Hoshiarpur, Punjab 14600, India

All officers, directors and shareholders as a group	10,000,000	76.92%

(1)	Based on 13,000,000 shares of common stock issued and outstanding as of March 31, 2019.
(2)	On February 28, 2018, Mr. Sonu Ram resigned as director and all executive officer positions with the Company. The resignation of Mr. Sonu Ram was not based on any prior understanding or arrangement. Concurrent with Mr. Sonu Ram’s resignation, Mr. Ashok Kumar was appointed Director, President, Treasurer and Secretary of the Company. The appointment of Ashok Kumar as the Company’s President, Treasurer, Secretary and as a Director was not based on any prior understanding or arrangement.
(3)	On June 5, 2018, Ashok Kumar acquired 10,000,000 shares of common stock from Sonu Ram, par value $0.001 per share. The consideration provided by Mr. Kumar to Mr. Ram was $10,000 in cash. The acquisition by Mr. Kumar of those shares resulted in a change in control. On June 5, 2018, the Company’s total issued and outstanding shares of common stock was 13,000,000. Accordingly, Mr. Kumar , as the holder of 10,000,000 shares of the Company’s $0.001 par value common stock, holds voting power equal to approximately 76.9% of the Company’s voting securities.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the year ended March 31, 2018, the Company’s former CEO loaned the Company $20,528. Balances as of March 31, 2019 and 2018 were $31,569 and $31,569, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

On June 5, 2018, the Company’s CEO, Mr. Ashok Kumar, acquired 10,000,000 shares of the Company’s common stock from Mr. Sonu Ram. The acquisition of these shares resulted in a change in control.

During the year ended March 31, 2019, the Company’s CEO loaned the Company $11,983. Balances as of March 31, 2019 and 2018 were $13,113 and $1,130, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended March 31, 2019, audit fees were $12,703. For the year ended March 31, 2018, audit fees were $10,400.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 and 2018 were pre-approved by our Board.

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

Cosmo Ventures Inc.

Dated: June 28, 2019	By:	/s/ Ashok Kumar
Ashok Kumar President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Ashok Kumar	June 28, 2019
Ashok Kumar President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

