Form 10-Q
period 2019-06-30
Allied Corp.
filed 2019-08-19
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number 000-56002

ALLIED CORP. (FORMERLY COSMO VENTURES Inc.)
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

As of June 30, 2019, there were 86,658,000 shares of common stock issued and outstanding (reflecting a 6.666 shares for one stock dividend treated as a stock split completed subsequent to the end of the period).

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

FINANCIAL STATEMENTS

3

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

BALANCE SHEETS

As of June 30, 2019 and March 31, 2019

(unaudited)

	June 30, 2019	March 31, 2019

ASSETS

CURRENT ASSETS
Cash	$112	$103
TOTAL ASSETS	$112	$103

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,298	$15,220
Due to related parties	51,566	44,682
TOTAL CURRENT LIABILITIES	63,864	59,902

STOCKHOLDERS’ DEFICIT
Preferred stock – 50,000,000 shares authorized, $0.0001 par value; nil shares issued and outstanding	-	-
Common stock - 300,000,000 shares authorized, $0.0001 par value; 86,658,000 and 86,658,000 shares issued and outstanding, respectively	8,666	8,666
Additional paid-in capital	16,334	16,334
Accumulated deficit	(88,752)	(84,799)

TOTAL STOCKHOLDERS’ DEFICIT	(63,752)	(59,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$112	$103

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2019

(unaudited)

	Three ended June 30, 2019	Three ended June 30, 2018
OPERATING EXPENSES
General and administrative	$3,953	$8,798

TOTAL OPERATING EXPENSES	3,953	8,798

NET LOSS	$(3,953)	$(8,798)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	86,658,000	86,658,000

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Ended June 30, 2019 and June 30, 2018

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2019	86,658,000	$8,666	$16,334	$(84,799)	$(59,799)

Net loss	-	-	-	(3,953)	(3,953)

Balance, June 30, 2019	86,658,000	$8,666	$16,334	$(88,752)	$(63,752)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2018	86,658,000	$8,666	$16,334	$(61,691)	$(36,691)

Net loss	-	-	-	(8,798)	(8,798)

Balance, June 30, 2018	86,658,000	$8,666	$16,334	$(70,489)	$(45,489)

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2019 and 2018

(unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,953)	$(8,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,922)	1,765

NET CASH USED IN OPERATING ACTIVITIES	(6,875)	(7,033)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,884	6,588

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,884	6,588

NET INCREASE (DECREASE) IN CASH	9	(445)

CASH, BEGINNING OF YEAR	103	756

CASH, END OF YEAR	$112	$311

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

Notes to Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Cosmo Ventures Inc. (the “Company”) was incorporated in the State of Nevada on February 3, 2013, with a year end of March 31. The Company was established to purchase overstocked inventory items from manufacturers and retailers and offer them to the public at discounted prices via a web-based on-line store. Subsequent to the period and effective as of July 10, 2019, the Company changed its name to Allied Corp.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020.

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

Loss per Common Share

The basic loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per common share are the same as basic loss per common share due to the lack of dilutive items in the Company. As of June 30, 2019 and 2018, there were no common stock equivalents outstanding.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

Notes to Financial Statements

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date the Company has generated no revenues from its business operations and has incurred operating losses of $88,752 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

Notes to Financial Statements

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s former CEO had loaned the Company cash to support operations. Balances outstanding as of June 30, 2019 and March 31, 2019 were $31,569 and $31,569, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

During the three months ended June 30, 2019, the Company’s CEO loaned the Company $6,884. Balances outstanding as of June 30, 2019 and March 31, 2019 were $19,997 and $13,113, respectively. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

Subsequent to the period on July 1, 2019, the Company amended our Articles of Incorporation: (i) changing the name of the Company to Allied Corp. and (ii) increasing the authorized capital stock of the Company from 75,000,000 to 300,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. Also on July 1, 2019 the board of directors approved a stock dividend treated as a stock split of 6.666 shares for each one share of the Company’s common stock which became effective August 7, 2019. The effects of the stock split have been retroactively reflected in the financial statements.

NOTE 5 – SUBSEQUENT EVENTS

Effective July 1, 2019, the Company was assigned proceeds from a private placement at $0.50 per share completed during May and June 2019 to 11 accredited investors for a total financing of $1,350,000. In August 2019, the Company issued 2,700,000 shares of restricted common stock to such investors.

See Note 4 for discussion on amendment of our Articles of Incorporation.

From August 1, 2019 through August 13, 2019, the Company completed a private placement at $0.75 per share to an accredited investor for a total raise of $3,000,000. In August 2019, the Company issued 4,000,000 shares of restricted common stock to such investor.

Effective August 13, 2019, the Company completed an acquisition transaction with Canadian-based Advanced Micro Biosciences, Inc. As part of that transaction, a majority shareholder transferred 55,700,014 shares to shareholders of Advanced Micro. As part of the transaction, Ashhok Kumar, President of the Company, and the Company’s former CEO terminated $19,997 in outstanding debt due to him from the Company; further Mr. Sonu Ram, the Former President of the Company also terminated $31,569 in outstanding debt due to him from the Company.

The name change and symbol change were completed through a corporate action processed through FINRA. The Company is now listed and trading on the OTC Markets pink exchange under the trading symbol “ALID”. The Company intends to apply to trade on the OTC Markets OTCQB Market. The acquisition of Advanced Micro makes Allied an international medical cannabis company focused on creating and providing targeted cannabinoid health solutions.

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

Business Overview

Cosmo Ventures Inc. (“Cosmo Ventures” or the “Company”) was incorporated in the State of Nevada on February 3, 2013. We are an early stage company that plans to commence operations as an online retailer that intended to offer discounted overstocked inventory items. Subsequent to the period the business of the Company changed and its name was changed to Allied Corp. effective July 10, 2019.

Results of Operations

For the three-month periods ended June 30, 2019 and June 30, 2018, we had no revenue. Expenses for the three-month period ended June 30, 2019 totaled $3,953 resulting in a net loss of $3,593, compared to expenses for the three-month period ended June 30, 2018, totaled $8,798 resulting in a net loss of $8,798. The net loss for the three-month period ended June 30, 2019 is a result of office and general expense of $3,953 comprised primarily of professional fees of $2,463. The decrease in expenses for the three-month period ended June 30, 2019 compared to June 30, 2018 is primarily due to the decrease in accounting fees.

Capital Resources and Liquidity

At June 30, 2019 there was substantial doubt that we could continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues were anticipated pending implementation of our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at that time is investments by others by way of private placements. Since inception, we have raised $25,000 through the sale of Company’s common stock.

As of June 30, 2019, we had $112 in cash as compared to $103 in cash at June 30, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2019, the Company’s officer and director, Mr. Kumar has loaned the Company $19,997, and Mr. Ram the former officer and director had loaned the company $31,569 in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place. Subsequent to June 30, 2019, these related party loans were forgiven.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Changes in Internal Control Over Financial Reporting

There were no change in internal controls over financial reporting during the three months ended June 30, 2019.

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

Effective July 1, 2019, the Company was assigned proceeds from a private placement at $0.50 per share completed during May and June 2019 to 11 accredited investors for a total raise of $1,350,000. In August 2019, the Company issued 2,700,000 shares of restricted common stock to such investors.

On July 1, 2019, the Shareholders of the Company and the Board of Directors approved an Amendment to Our Articles of Incorporation (i) changing the name of the Company to Allied Corp. and (ii) increasing the authorized capital stock of the Company from 75,000,000 to 300,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. Also on July 1, 2019 the board of directors approved a 6.666 shares for each one share stock dividend treated as a stock split on the Company’s common stock which became effective August 7, 2019 upon review of and clearance from FINRA.

From August 1, 2019 through August 13, 2019, the Company completed a private placement at $0.75 per share to an accredited investor for a total raise of $3,000,000. In August 2019, the Company issued 4,000,000 shares of restricted common stock to such investor.

Effective August 13, 2019, the Company completed an acquisition transaction with Canadian-based Advanced Micro Biosciences, Inc. As part of that transaction, a majority shareholder transferred 55,700,014 shares to shareholders of Advanced Micro. As part of the transaction, Ashhok Kumar, President of the Company and Sonu Ram, former President of the Company terminated $19,997 and $31,569 respectively in outstanding debt due to them from the Company.

The name change and symbol change were completed through a corporate action processed through FINRA. The Company is now listed and trading on the OTC Markets pink exchange under the trading symbol “ALID”. The Company intends to apply to trade on the OTC Markets OTCQB Market. The acquisition of Advanced Micro makes Allied an international medical cannabis company focused on creating and providing targeted cannabinoid health solutions.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Corp. (formerly Cosmo Ventures Inc. ) (Registrant)

Date: August 19, 2019	By:	/s/ Ashok Kumar
Ashok Kumar
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

