Form 10-KT
period 2019-08-31
Allied Corp.
filed 2019-12-16
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from April 1, 2019 to August 31, 2019

0-27675

(Commission file number)

Allied Corp.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1405 St. Paul St., Suite 201

Kelowna, BC Canada V1Y 9N2

877-255-4337

(Address and telephone number of principal executive offices)

Cosmo Ventures, Inc., 112 North Curry Street, Carson City, Nevada 89703; March 31, 2019

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2019, was $65,428,170

(At August 31, 2019, the registrant had 82,768,780 shares of common stock issued and outstanding, of which 39,150,000 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon the sales price of privately placed shares at or about such date.)

As of December 16, 2019, there were 82,768,780 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Allied Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Allied”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1. Description of Business

General

Allied (or “Allied” or “the Company”) is a public Nevada corporation focused on bringing to market medical cannabis in Canada initially, via our wholly-owned subsidiary AM (Advanced Micro) Biosciences, Inc. that has end stage national license applications.

References in this section to “Allied” or the “Company” also include references to the operations of our subsidiary AM (Advanced Micro) Biosciences, Inc. which occurred prior to closing of the reorganization agreement.

Allied has plans for international expansion into South America via acquisitions of national license holders. As a research and development company, Allied’s focus is on creating and providing targeted cannabinoid health solutions for today’s medical issues. One of our top R&D priorities is developing effective Post Traumatic Stress Disorder (PTSD)/Post Traumatic Stress Injury (PTSI) solutions.

Led by a team of experienced Industry experts, Allied will use that valuable data to properly select and secure the appropriate products and business activities to ensure the company’s success.

The Company’s vertically integrated approach focuses on sufferers of PTSD. This market includes:

•	Canadian Veterans, with initially an approximate 6,000 veterans available for first contact and onboarding, and a veteran base of approximately 650,000 in Canada from the War Service and Canadian Armed Forces

•	An additional 2,000,000+ Canadian veterans who also suffer in certain numbers from PTSD, including estimates of:

•	740,000 RCMP/Police Officers

•	925,000 Correctional Services Canada/Canadian Border Services Agency/Canadian Peace Officers

•	280,000 Firefighters (not including volunteers)

•	75,000 Paramedics

•	Potential South American market

•	Potential United States market: approximately 15 million veterans.

The Company’s additional focus is on neutraceutical products for veterans and general public through bringing hemp derived nano-technology products to market in the United States. Differentiators from our competitors potentially include the low cost, high margin production that Allied has available via Colombian Production.

Recent Developments

During the period May 7, 2019 through June 15, 2019, a total of $1,325,000 in proceeds was raised in a private placement to 11 accredited investors at a price of $0.50 per share. In connection with the offering, the Company issued 2,650,000 shares of common stock.

During July 2019, a total of $3,000,000 in proceeds was raised in a private placement to one accredited investor at a price of $0.75 per share. In connection with the offering, the Company issued 4,000,000 shares of common stock.

Since receiving the funds from the private placements, the Company’s management team has utilized these funds to expedite several key corporate milestones.

On July 25, 2019, as amended effective August 27, 2019, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of AM (Advanced Micro) Biosciences, Inc (“AM Biosciences”). Effective September 10, 2019, the parties closed the Reorganization Agreement. As part of the transaction, the majority shareholder of the Company (the “Allied Shareholder”) delivered 55,700,714 of common stock, representing approximately 73.2% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the prior shareholders of AM Biosciences and certain other designees of AM Biosciences. Further, as part of the transaction, the Allied Shareholder submitted for cancellation and return to treasury 10,459,317 shares of common stock. As a consequence, immediately subsequent to the close of the Reorganization Agreement, the Company had 76,046,680 shares of common stock outstanding.

Pursuant to the Reorganization Agreement, effective on September 10, 2019, the Company acquired 100% of the issued and outstanding equity of AM Biosciences. As consideration for the equity of AM Biosciences, the Allied Shareholder issued and delivered 55,700,014 shares of common stock, representing approximately 73.2% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the previous shareholders of AM Biosciences and other designees of AM Biosciences.

MediColombias Acquisition (Colombia Licensed Producer)

In May 2019, the Company entered into an agreement to acquire a company called Medi Colombias SAS. This company is based in Colombia with a full set of licenses and a lease agreement in place to begin production on a 5 hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

This acquisition includes a high level scientific team of experts and significant capital expenditures spent on an irrigation holding pond, security towers, fencing, etc. to meet the Colombia minister of justice and minister of agriculture requirements.

The total acquisition price is $5,200,000. That price is payable (a) $185,000 USD within 5 days of signing the acquisition (this has been completed from the private placement funds); (b) $200,000 USD within 30 days of signing the acquisition (this has also been completed from private placement funds); (c) $315,000 USD within three months of signing the acquisition and (d) 4,500,000 shares of common stock valued at $1.00 USD per share.

An additional $700,000 USD will be paid to MediColombias in the form of Advanced Micro or Allied shares at a 30 day moving average market share price, once the terms noted in the following table are achieved. All of these performance-based production volumes are based upon product produced from MediColombias.

Colombian National Ministry of Agriculture approval for seed evaluation

In May 2019, we received notice from the National Ministry of Agriculture (ICA) that our seeds are successfully registered and we can begin what they call the “seed evaluation” process of production. This involves planting 60 plants of each strain. We have plants going into the ground during the third and/or fourth quarters of 2019.

After the harvesting of these plants, ICA will conduct an on-site inspection and may authorize the large scale initiation of production. The approval for “seed evaluation” came 6 months ahead of our anticipated timeline. We are consequently on pace for first harvest during first two quarters of 2020. We had originally anticipated this within third and fourth quarters of 2020.

In addition to this, to adhere to strict production regulations around seed approval and strain-acclimatization, in Canada we have created research and development environments (under personal production licenses approved by the Canada Regulators) that mimic the micro-climates in Suesca, Ibague and Bucamaranaga. Our strains have performed very well in all three of these micro-climates. We have stressed the strains with very high temperatures and humidity levels to mimic the natural weather patterns in the areas in which we will be cultivating. This is designed to mitigate the acclimatization risk that many peer companies are experiencing in Colombia.

Falcon Ridge Acquisition (Canadian end-stage Licensed Producer applicant).

In May 2019, the Company closed a share purchase agreement and made the first installment payments for the acquisition of late stage Canadian Licensed Producer applicant: Falcon Ridge (the “Falcon Ridge Acquisition”).

The purchase is for a total of $2,150,000. Consideration for this purchase was as follows: (a) $250,000 CDN paid May 31, 2019 (this has been paid out of the proceeds of the $0.50 cent private placement); (b) $250,000 CDN due on or before July 01, 2019 (this has also been paid out of the proceeds of the $0.50 cent private placement); (c) $700,000 CDN due within five days of receiving full license (which we anticipate in the first quarter of 2020); and (d) 950,000 shares in AM Biosciences with as assigned valued at $1.00 CDN per share.

We were given the approval from Health Canada as “Confirmation of Readiness” for this application.

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd.

In May 2019, AM Biosciences assumed the contract of purchase and sale of real property located at 8999 Jim Bailey Rd. This is for the purchase of two real lots of approximately 1.1 acres each. This contract of purchase and sale is set to close in the first quarter of 2020. This land will be where the Canadian Licensed Producer and product processing and extraction facility will be located. Land preparation is well underway and is expected to be ready for when the modular building arrives in the first quarter of 2020.

Natural Health Products Acquisition

In May 2019, as a part of the Falcon Ridge Acquisition, the management team of AM Biosciences were able to negotiate the inclusion of a natural health products catalogue of products. This includes 50 products in the natural health vertical market. Three of these products are of particular interest as they have Natural Health Products registration numbers with Health Canada. AM Biosciences can add these to the product offerings both in Canada and the United States.

Allied Foundation Healing Retreats

In May 2019, AM Biosciences hosted the first inaugural healing retreat for veterans and first responders. A total of 29 people attended this retreat. This involved offering the participants healing activities such as education of the nature of PTSD, how to process through an event that is triggering to the individual, and activities to reset the nervous system. A full evaluation was done and planning has been initiated to host ongoing quarterly retreats into 2020.

Natural health vertical run of first product: “Tactical Relief ™ “

In June 2019, AM Biosciences was able to source, negotiate and execute and agreement to do the first packaging run of the “Tactical Relief” product that is targeted at veterans in the United States. This product is not based on THC, but rather a Hemp-derived CBD product that is targeted at the veteran community. We anticipate selling through a small 500 product launch in the fourth quarter of 2019. We have been able to secure distribution in Indiana, Kentucky, Tennessee and Illinois. The management and sales of this product is handled through a licensing deal with a company called Savage Consulting, LLC. Due to the national legislation in the United Sates, Allied has licensed the management of the hemp derived CBD product, Tactical Relief™ to Savage Consulting, LLC.

Xtreme Cubes construction has begun

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. This building is expected to come off of the production line in Nevada sometime in the third quarter of 2019. We anticipate being able to extract and produce additional strain development in this building beginning fourth quarter 2019. The Company made an upfront payment of $230,000 USD in June 2019 and an additional payment of $903,385 in August 2019.

Development Timeline

Through its operating subsidiary, the principals of Allied (the “Principals”) commenced development of the Company and its products in 2002 through development of regulatory knowledge, development and collection of over 200 proprietary strains of cannabis targeted at specific diseases and in 2005 obtained production experienced under approved personal production Canadian legislation. Beginning in 2012, the Company’s principals were involved in over 48 Health Canada applications for licensing and were working with Health Canada to inform national cannabis policy. The Company began seeking strategic partners to help veterans, police, fire and ambulance specifically with PTSD issues. During 2014 through 2017, The Company worked with several licensed producers in Canada and development strategic connections, supply and distribution companies into Europe. The Principals also continued to develop novel strains of cannabis for PTSD.

In 2018 the Company acquired its development site for cannabis production and completed an approximate $800,000 round of initial seed funding via AM Advanced Biosciences. The Company set up strategic partnerships in South America for production and in the United States for sales and distribution of hemp derived CBD products. In 2019, the Company is working towards expansion into Colombia and has signed a letter of intent to acquire land in Colombia as well as additional facilities in Canada. The Company will begin distribution of hemp derived CBD products for veterans and first responders into the United States.

The Allied Charitable Foundation

Affiliated with the Company is the Allied Charitable Foundation. The Allied Charitable Foundation has been created in accordance with Allied’s overall mission to help promote healing for as many Veterans and first responders as possible. It is Allied’s vision to create a legacy that will perpetuate the opportunities for those suffering from Post Traumatic Stress to embark on their own healing journey. Allied has a dedicated team working with the Allied Foundation to ensure a broad range of holistic healing modalities are introduced to those in suffering. Through the Foundation, assistance may also be provided to those who truly need help but may not have all the means to achieve it. The powerful legacy created by the Allied Charitable Foundation will ensure that those suffering from Post Traumatic Stress will receive assistance for years and years to come.

Historical Company Information

Allied was incorporated in the State of Nevada on February 3, 2018 under the name “Cosmo Ventures, Inc.” On July 2, 2019 the Company filed a Certificate of Amendment with Nevada changing the name to Allied Corp.

Effective July 25, 2019 the Company entered into a Stock Purchase and Reorganization Agreement with AM (Advanced) Biosciences, Inc., a British Columbia Canada corporation. Upon completion of the closing effective September 10, 2019, AM Advanced Biosciences became a wholly-owned operating subsidiary of the Company.

The Company’s principal office is located at 1405 St. Paul St., Suite 201, Kelowna, BC Canada V1Y 9N2. Our telephone number is (877) 255-4337. The Company email is ir@allied.health.

Legal Status of Cannabis in Canada in 2019

Marijuana was banned in Canada back in 1923, and it took almost 80 years before it became legal to use it for medicinal purposes. Canada finally legalized medicinal cannabis in 2001. Public opinion helped shape the next stage of marijuana law in Canada. In late November 2017, the Cannabis Act, Bill C-45, was passed by the House of Commons. In March 2018, it passed second reading in the Senate and on June 18, 2018, the House passed the bill.

It was passed with almost all of the Senate’s amendments, and the Senate accepted the new version of the bill on June 19, 2018. On October 17, 2018 marijuana in Canada became federally legal around the country.

For medical cannabis use, which is Allied’s target market, those with a prescription are authorized to have up to a five day amount of their prescription. Some patients have 10 grams per day prescriptions. Some patients have 150 grams per days prescriptions.

According to the law, adults are legally permitted to purchase, use, possess, and grow recreational cannabis in Canada. We do not intend to target recreational use. The legal age and cultivation laws vary depending on the province. The minimum legal age is 19 all over Canada except in Alberta and Quebec where it is 18.

The maximum amount one is allowed to possess from a recreational source which we do not intend to target, is 30 grams in all Canadian provinces, but in most locations, one is allowed to have larger amounts at home. In British Columbia for example, a person may possess up to 1,000 grams of marijuana at home. There is no limit to home possession in Manitoba.

Legality of CBD based products in the United States.

In general CBD is legal in the United States, but under very specific conditions.

While the legal status of CBD has become more defined with recent reforms, some laws are still unclear and others may still be needed. Combined with misinformation, many may have a very skewed understanding of what’s legal versus what is not.

The legality of CBD can vary from state to state and federally, but in general, one of the determining factors is whether the CBD is derived from hemp or marijuana. The Company intends to source its CBD cigarettes from hemp. While the two plants are very close relatives, they are classified very differently under the law and understanding the difference is crucial to legally use CBD. Hemp and marijuana are both classifications of plants in the Cannabis genus, and both can produce an abundance of CBD. As members of the same family, hemp and marijuana share many visual similarities, but at a chemical level, the two plants have vastly different amounts of Tetrahydrocannabinol (THC), the intoxicating compound found in Cannabis.

While hemp is characterized by producing a nearly non-existent amount of THC (less than 0.3%), marijuana can produce an abundance of THC (up to 30%). Because of its high THC-content, marijuana may induce severe mind-altering effects when consumed and is federally illegal in the United States and many other countries.

Hemp-derived CBD is legal as long as it is produced within the regulations defined by the law.

In 2018, President Trump passed the Agricultural Improvement Act of 2018 (also known as the 2018 Farm Bill), which removed hemp as a Schedule I substance and reclassified it as an “agricultural commodity.” A common misconception about the 2018 Farm Bill is that it legalized CBD regardless of if it was derived from hemp or marijuana. This is not true. Based on the guidance of the DEA, CBD is a Schedule I substance and is illegal. If, however, the CBD is derived from hemp and adheres to the following regulations set forth in the new farm bill, it is removed as a Schedule I substance and is legal:

The hemp must contain less than 0.3% THC

The hemp must adhere to the shared state-federal regulations

The hemp must be grown by a properly licensed grower

In addition, the 2018 Farm Bill also removed restrictions on the sale, transportation, and possession of hemp-derived CBD products and allowed for the transportation of hemp-derived CBD products across state lines as long as the products follow regulations defined above.

While hemp-derived CBD is federally legal as long as it adheres to the law, marijuana-derived CBD is more complicated because it is derived from a plant that is illegal. In some states, such as California and Colorado, marijuana is legal for recreational usage, and naturally so is marijuana-derived CBD. Others allow marijuana-derived CBD usage under certain conditions, such as a specific medical condition, and some states strictly prohibit it. As of 2019, there are 10 States where Cannabis, including both marijuana and hemp, are completely legal for recreational and medicinal use. These states are Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington. In addition, as of 2019, there are a total of 47 states (including the 8 states mentioned above) where marijuana-derived CBD is legal for medicinal usage. The specific regulations for such use vary from state to state with a majority of states allowing medicinal use for a broad range of conditions, while others set specific requirements for approved use (ie, the CBD must contain less than a certain percentage of THC or the patient suffers from a specific condition).

States with regulations that permit the use of marijuana-derived CBD for a broad range of conditions include Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, Vermont, Washington and West Virginia.

States with regulations that permit the use of marijuana-derived CBD under certain circumstances include Alabama, Georgia, Indiana, Iowa, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin, and Wyoming.

Both hemp-derived and marijuana-derived CBD are legal at varying levels in a majority of the United States; however, there are certain states where marijuana-derived CBD is strictly prohibited and even hemp-derived CBD is a bit of a gray area. There are currently three (3) states that have taken a strong stance against CBD in the US: Idaho, Nebraska, and South Dakota.

The Allied Business Model

The Company’s focus will be on the lowest cost of production with high quality. This is intended to produce the highest margins possible. Given the average cost of production in Canada being approximately $1.52CDN per gram, the Allied anticipated $0.09-0.15 cents per gram will provide a serious competitive advantage.

Products and Services

The company has acquired a catalogue of CBD (Cannabidiol) based products that include a heal-all cream, SPF 30 sun screen, anti-aging cream. Additional products using nano-technology will be produced for the medical and over the counter use.

•	We plan on bringing to market a catalogue of nano-encapsulated cannabinoid products. In addition to this, we plan to offer balms, edibles, tinctures and many other products intended to help veterans and first responders
•	A mechanical nano-emulsification process is applied to encapsulate the cannabinoids with a nano “micelle”. This molecule is rendered water soluble. This eliminates the need to combust (or smoke) the product, which is the least healthy way of administration
•	Patients and customers can enjoy the therapeutic benefits without needing to smoke any plant material
•	The onset/offset of therapeutic benefit occurs within a much more predictable timeline:
•	3 minute therapeutic titration point
•	15 minute maximum effect
•	3 hour off set time

In addition to this, the Company plans to continue to develop solid partnerships for sales and distribution into South America.

Through Allied’s products and supply chain, clients will be able to access superior cannabis-related products with a greater level of confidence regarding quality control. The rapid growth of the cannabis sector requires companies to have sophisticated production and customer support systems in order to remain competitive and scalable. Allied is fortunate to have assembled a team of industry veterans and management professionals with the background and experience to enable the Company to build, manage and grow such systems.

Colombia Production

The Company’s Colombia facility is intended to provide the following benefits. Essentially, the site is situated in ideal equatorial climate conditions for growing:

•	12 hours of consistent natural sun all year round
•	Massive land mass potential for expedient scale
•	Steady temperatures with low variance during the year
•	Rich fertile soils and plentiful water supply
•	Multiple harvests per year of premium quality product
•	Large cohort available of economical, experienced farming workforce
•	Local farming skills honed over generations
•	Sustainable labor costs
•	Clear recognition of tax, job and industry benefits
•	Environmentally and socially sustainable production
•	Natural sunlight minimizes energy usage and carbon footprint
•	Water usage not competing with local requirements
•	Growing conditions lend well to pest and disease management
•	Ability to create jobs and boost local/national economies

Canadian Operations

The Company does not intend to produce large scale quantities of product in Canada. Our business model will focus on strain development and end-product processing may occur in Canada when possible. Large scale production will occur in South America.

•	Advantage for quality assurance and process control.
•	National legalization for recreational and medicinal cannabis.
•	Located in the region that leads the globe in strain development and production knowledge (British Columbia).
•	Ability to produce as “Canadian Made” with source materials produced internationally.
•	The premium quality that comes from the controlled environment with the Allied Canadian production facilities has been specifically produced to target the Anandamide and CB1 receptors. This product is directly produced for veterans and first responders living with PTSD

•	Extraction of cannabinoids from plant biomass into live resin or to full cannabinoid oil
•	Development of novel delivery mechanisms
•	Proprietary formulations for cannabinoid disease targets
•	Extraction and development of product formulations
•	Plant tissue culture propagation
•	Breeding and genetics
•	Micro-biology
•	Plant pathology and pest control
•	Analytical testing and plant diagnosis
•	Pre-clinical trials of cannabinoid-based therapies

Competition

We face significant competition in the Cannabis and CBD industry. We compete for business primarily on the basis of size and coverage, location, price, quality, and brand recognition. We may also face competition from new entrants into the cannabis service business.

Significant competition could reduce our operating margins and profitability and lead to a loss of market share. Some of our existing and potential competitors may have competitive advantages such as significantly greater brand recognition, a longer history in development of cannabis products, CBD manufacture and distribution, marketing or other resources, and may be able to mimic and adopt our business model. In addition, several of our competitors have significantly larger networks than we do, which gives them an ability to reach a larger number of overall potential consumers and which may make them less susceptible than we are to downturns. We cannot assure you that we will be able to successfully compete against new or existing competitors, and failure to compete may reduce for existing market share and profits.

Some of our major competitors in the Canadian cannabis production realm include Canopy Growth Corporation, Aurora Cannabis, Inc., Aphria, Inc., MedReleaf Corp., CannTrust Holdings, Inc., The Supreme Cannabis Company, Inc. OrganGram Holdings, Inc., The Hydropothecary Corporation, Mariacann Group, Inc., and Emblem Corp.

Sales and Marketing

The Company plans to undertake a multi-prong approach to marketing, which will include:

•	Approaching key Canadian Forces Bases (10 Army, 2 Navy, 11 Air Force) and stations
•	Working with Legions Canada and their 1,400 locations across the country
•	Working with Veterans Affairs
•	Creating a sales force of retired service members
•	Utilizing Social Media platforms

In Canada, South America, Europe and Israel we have several partnerships developing that will mobilize the Allied research and development, sales and marketing approach.

With the legalization of cannabis in Canada, the market share taken up by the illicit market will progressively decline while the adult use market and medical market will progressively expand.

Regulation

For a discussion of the various risk we face from regulation and compliance matters, see “Risk Factors” below.

Employees

As of the date of this filing on Form 10-K, the Company has approximately 16 contracted employees. The Company does not intend to pay a full salary to any of its executives or management at this time. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

Legal Proceedings

As of the date hereof the Company is not party to any material legal proceedings and is not aware of any material threatened litigation.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Bucamaranga, Colombia

The Company’s 100% owned subsidiary, Medi Colombias, SAS, has secured vast agricultural land extension in both Bucamaranga and Ibagué, both key production farming region of Colombia. Both areas have the benefit of having 12 hours of sunlight year-round, temperatures oscillating between 20-30 degrees celsius, with constant humidity. This environment and situation ideal to growing cannabis at low cost. The Ibague land has an area of 1,400 hectares (about 3,450 acres), all with water rights, an electrical substation, and great paved access to the property. This is situated in close proximity to the free trade zone. The Company currently has lease arrangement for 5 hectares and a cost of $1,600 per month with an option to purchase. Further, the Company has the ability to expand its leased land footprint to the adjacent 24 hectare property.

Kelowna, British Columbia, Canada

The Company’s 100% owned subsidiary, AM (Advanced Micro) Biosciences, Inc. has two purchase agreements in place to acquire two separate but adjacent lots located at 8999 Jim Bailey Road in Kelowna British Columbia, Canada, north of the Kelowna International Airport. The first lot is 1.163 acres and the second lot is 1.122 acres in size. The first lot is currently improved with services and a 4,000 +/- office facility. The lands are zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a Principal Use under the City of Kelowna Consolidated Zoning Bylaw No. 8000. It is anticipated that AM (Advanced Micro) Biosciences, Inc. will close on the purchase of one of these two lots following the developers completed sub-division in February 2020. AM (Advanced Micro) Biosciences, Inc. currently has a 8,784+/- square foot facility being modularly manufactured in Henderson Nevada to be delivered to the first lot identified above and to be used and certified as a GMP Cannabis Cultivation and Extraction Facility meeting all of Health Canada’s licensing guidelines as required and when completed and released. The building is estimated to be delivered in February 2020.

Item 3. Legal Proceedings.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “ALID”. Our symbol was changed to ALID effective August 3, 2019 upon notice to and review by FINRA. Prior to such date the Company had minimal trading under its previous symbol. The high and low closing sale prices per share of our common stock since August 3, 2019 has been $1.25 low and $2.40 high. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on December 16, 2019 was $1.50 per share.

Prior to such period the average trading volume per day of our common stock was less than 500 shares.

Holders

As of December 16, 2019, there were approximately 70 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Dividends

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the board of directors and based upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Transfer Agent

Our registrar and transfer agent is VStock Transfer, LLC.

Recent Sales of Unregistered Securities

Effective August 3, 2019, upon notice to and review by FINRA, the Company completed a 5.666 shares for each one share dividend (accounted for in our financial statements as a one for 6.666 forward stock split), resulting in the issuance of 73,658,000 additional shares of common stock.

Effective August 27, 2019, the Company issued a total of 2,700,000 shares of common stock to 11 accredited investors who purchased such shares in a private placement during May 2019 at a purchase price of $0.50 per share raising in the aggregate $1,350,000.

Also effective August 27, 2019, the Company issued a total of 4,000,000 shares of common stock to one accredited investor who purchased such shares in a private placement during July 2019 at a purchase price of $0.75 per share or $3,000,000 in the aggregate.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the transition period from April 1, 2019 through and including August 31, 2019.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

As a result of the Reorganization Agreement and the change in business and operations of the Company, a discussion of the past financial results of the Company, formally known as Cosmo Ventures, Inc., is not pertinent, and, under generally accepted accounting principles in the United States the historical financial results of AM Biosciences, the acquirer for accounting purposes, prior to the Reorganization Agreement are considered the historical financial results of the Company.

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based Allied Corp’s audited and unaudited financial statements contained in this Current Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Allied (or “Allied” or “the Company”) is a public Nevada corporation focused on bringing to market medical cannabis in Canada initially, via our wholly-owned subsidiary AM (Advanced Micro) Biosciences, Inc. that has end stage national license applications.

Allied has plans for further international expansion into South America via acquisitions of national license holders. As a research and development company, Allied’s focus is on creating and providing targeted cannabinoid health solutions for today’s medical issues. One of our top R&D priorities is developing effective Post Traumatic Stress Disorder (PTSD)/Post Traumatic Stress Injury (PTSI) solutions.

Led by a team of experienced Industry experts, Allied will use that valuable data to properly select and secure the appropriate products and business activities to ensure the company’s success.

The Company’s vertically integrated approach focuses on sufferers of PTSD. This market includes:

•	Canadian Veterans, with initially an approximate 6,000 veterans available for first contact and onboarding, and a veteran base of approximately 650,000 in Canada from the War Service and Canadian Armed Forces
•	An additional 2,000,000+ Canadian veterans who also suffer in certain numbers from PTSD, including estimates of:
•	740,000 RCMP/Police Officers
•	925,000 Correctional Services Canada/Canadian Border Services Agency/Canadian Peace Officers
•	280,000 Firefighters (not including volunteers)
•	75,000 Paramedics
•	Potential South American market
•	Potential United States market: approximately 15 million veterans.

The Company’s additional focus is on neutraceutical products for veterans and general public through bringing hemp derived nano-technology products to market in the United States. Differentiators from our competitors potentially include the low cost, high margin production that Allied has available via Colombian Production.

Critical Accounting Policies

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

Loss per Common Share

The basic loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per common share are the same as basic loss per common share due to the lack of dilutive items in the Company. As of August 31, 2019, March 31, 2019 and 2018, there were no common stock equivalents outstanding.

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

Change in Fiscal Year End

Effective November 12, 2019 our Board of Directors determined to change the Company’s fiscal year end from March 31 to August 31 for each year. This Transition Report on Form 10-K reflects the interim period from the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2019 through the new year end of August 31, 2019.

Financial Condition and Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

Transition Period from April 1, 2019 through August 31, 2019

Net Revenues

For the transition period from April 1, 2019 through August 31, 2019 (the Company’s new fiscal year end), the Company had no revenues and expenses of $211,869. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Income (Loss)

For the transition period April 1, 2019 through August 31, 2019 (the Company’s fiscal year end), the Company had a net operating loss of $211,869.

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

Liquidity and Capital Resources

As of August 31, 2019, the Company had $4,097,493 in current assets, consisting of $12,894 in cash and $4,084,599 in accounts receivable.

In connection with the Reorganization, during the period May 7, 2019 through June 15, 2019, a total of $1,325,000 in proceeds was raised in a private placement to 11 accredited investors at a price of $0.50 per share. In connection with this offering, the Company issued 2,650,000 shares of common stock.

During July 2019, a total of $3,000,000 in proceeds was raised in a private placement to one accredited investor at a price of $0.75 per share. In connection with this offering, the Company issued 4,000,000 shares of common stock.

In connection with its proposed business plan and currently ongoing and proposed acquisitions, the Company will be required to complete substantial and significant additional capital formation. Such formation could be through additional equity offerings, debt, bank financings or a combination of any source of financing. There can be no assurance that the Company will be successful in completion of such financings.

Capital Expenditures

For the transition period from April 1, 2019 through August 31, 2019 we had $Nil capital expenditures. Subsequent to August 31, 2019, through our transaction with AM (Advanced Micro) Biosciences, we have significant and material commitments for capital expenditures as of the date of this Report.

MediColombias Acquisition (Colombia Licensed Producer)

In May 2019, the Company entered into an agreement to acquire a company called Medi Colombias SAS. This company is based in Colombia with a full set of licenses and a lease agreement in place to begin production on a 5 hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

This acquisition includes a high level scientific team of experts and significant capital expenditures spent on an irrigation holding pond, security towers, fencing, etc. to meet the Colombia minister of justice and minister of agriculture requirements.

The total acquisition price is $5,200,000. That price is payable (a) $185,000 USD within 5 days of signing the acquisition (this has been completed from the private placement funds); (b) $200,000 USD within 30 days of signing the acquisition (this has also been completed from private placement funds); (c) $315,000 USD within three months of signing the acquisition and (d) 4,500,000 shares of common stock valued at $1.00 USD per share.

An additional $700,000 USD will be paid to MediColombias in the form of Advanced Micro or Allied shares at a 30 day moving average market share price, once the terms noted in the following table are achieved. All of these performance-based production volumes are based upon product produced from MediColombias.

Falcon Ridge Acquisition (Canadian end-stage Licensed Producer applicant).

In May 2019, AM Biosciences closed a share purchase agreement and made the first installment payments for the acquisition of late stage Canadian Licensed Producer applicant: Falcon Ridge (the “Falcon Ridge Acquisition”).

The purchase is for a total of $2,150,000. This payment will be paid (a) $250,000 CDN due May 31, 2019 (this has been paid out of the proceeds of the $0.50 cent private placement); (b) $250,000 CDN due on or before July 01, 2019 (this has also been paid out of the proceeds of the $0.50 cent private placement); (c) $700,000 CDN due within five days of receiving full license (which we anticipate in the fourth quarter of 2019); and (d) 950,000 shares in AM Biosciences valued at $1.00 CDN per share.

We were given the approval from Health Canada as “Confirmation of Readiness” for this application.

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd.

In May 2019, AM Biosciences assumed the contract of purchase and sale of real property located at 8999 Jim Bailey Rd. This is for the purchase of two real lots of approximately 1.1 acres each. This contract of purchase and sale is set to close in the third quarter of 2019. This land will be where the Canadian Licensed Producer and product processing and extraction facility will be located. Land preparation is well underway and is expected to be ready for when the building arrives in the third quarter of 2019.

Natural Health Products Acquisition

In May 2019, as a part of the Falcon Ridge Acquisition, the management team of AM Biosciences were able to negotiate the inclusion of a natural health products catalogue of products. This includes 50 products in the natural health vertical market. Three of these products are of particular interest as they have Natural Health Products registration numbers with Health Canada. AM Biosciences can add these to the product offerings both in Canada and the United States.

Natural health vertical run of first product: “Tactical Relief ™ “

In June 2019, AM Biosciences was able to source, negotiate and execute and agreement to do the first packaging run of the “Tactical Relief” product that is targeted at veterans in the United States. This product is not based on THC, but rather a Hemp-derived CBD product that is targeted at the veteran community. We anticipate selling through a small 500 product launch in the second quarter of 2019. We have been able to secure distribution in Indiana, Kentucky, Tennessee and Illinois. The management and sales of this product is handled through a licensing deal with a company called Savage Consulting, LLC. Due to the national legislation in the United Sates, Allied has licensed the management of the hemp derived CBD product, Tactical Relief™ to Savage Consulting, LLC.

Xtreme Cubes construction has begun

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. This building is expected to come off of the production line in Nevada sometime in the third quarter of 2019. We anticipate being able to extract and produce additional strain development in this building beginning fourth quarter 2019. The Company made an upfront payment of $230,000 USD in June 2019 and an additional payment of $903,385 in August 2019.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

The independent auditors’ report accompanying our August 31, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $296,668 at August 31, 2019 and net loss from operations of $211,869.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities. In addition, the Company is in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash will be sufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Allied Corp. (formerly Cosmo Ventures Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Allied Corp. (formerly Cosmo Ventures Inc.) (the “Company”) as of August 31, 2019, the related statement of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the period from April 1, 2019 to August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, March 31, 2019 and 2018, and the results of its operations and its cash flows for the period from April 1, 2019 to August 31, 2019, and years ended March 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company, has incurred a loss from operations and has not yet generated any revenue from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Other Matter

The financial statements of Allied Corp. (formerly Cosmo Ventures Inc.) for the years ended March 31, 2019 and 2018 were audited by another auditor who expressed an unmodified option on those financial statements on June 28, 2019 and June 27, 2018 respectively.

Manning Elliott LLP

We have served as the Company’s auditor since 2019.

Vancouver, British Columbia, Canada

December 16, 2019

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

BALANCE SHEETS

	August 31, 2019	March 31, 2019	March 31, 2018

ASSETS

CURRENT ASSETS

Cash	$12,894	$103	$756
Advances to AM (Advanced Micro) Biosciences, Inc. (Note 5)	4,084,599	-	-
TOTAL ASSETS	$4,097,493	$103	$756

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,577	$15,220	$4,748
Due to related party (Note 3)	51,584	44,682	32,699
TOTAL CURRENT LIABILITIES	64,161	59,902	37,447

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding
Common stock - 300,000,000 shares authorized, $0.0001 par value; 93,228,000 shares issued and outstanding (86,658,000 – par value $0.001 - March 31, 2019 and 2018)	9,323	8,666	8,666
Additional paid-in capital	4,280,677	16,334	16,334
Common stock subscription received	40,000	-	-
Accumulated deficit	(296,668)	(84,799)	(61,691)

TOTAL STOCKHOLDERS’ DEFICIT	4,033,332	(59,799)	(36,691)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,097,493	$103	$756

GOING CONCERN (Note 1)

COMMITMENT AND SUBSEQUENT EVENTS (Note 5)

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Five Months Ended August 31, 2019	Forthe Year Ended March31, 2019	Forthe Year Ended March31, 2018
OPERATING EXPENSES
General and administrative	$211,869	$23,108	$19,253

TOTAL OPERATING EXPENSES	211,869	23,108	19,253

NET LOSS AND COMPREHENSIVE LOSS	$(211,869)	$(23,108)	$(19,253)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	87,130,353	86,658,000	86,658,000

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2018 and 2019 and the Period Ended August 31, 2019

	Common Stock		Additional	Common Stock
	Number of shares	Amount	Paid-in Capital	Subscriptions Received	Accumulated Deficit	Total
Balance, March 31, 2017	86,658,000	$8,666	$16,334	$-	$(42,438)	$(17,438)

Net loss	-	-	-	-	(19,253)	(19,253)

Balance. March 31, 2018	86,658,000	$8,666	$16,334	$-	$(61,691)	$(36,691)

Net loss	-	-	-	-	(23,108)	(23,108)

Balance, March 31, 2019	86,658,000	$8,666	$16,334	$-	$(84,799)	$(59,799)

Common shares issued for cash	6,570,000	657	4,284,343	-	-	4,285,000

Share issuance costs	-	-	(20,000)	-	-	(20,000)
Common stock subscription received	-	-	-	40,000	-	40,000

Net loss	-	-	-	-	(211,869)	(211,869)

Balance, August 31, 2019	93,228,000	$9,323	$4,280,677	$40,000	$(296,668)	$4,033,332

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

STATEMENTS OF CASH FLOWS

	Five Months Ended August 31, 2019	For the Year Ended March 31, 2019	For the Year Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(211,869)	$(23,108)	$(19,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,644)	10,472	(1,800)

NET CASH USED IN OPERATING ACTIVITIES	(214,513)	(12,636)	(21,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to AM (Advanced Micro) Biosciences, Inc.	(4,084,599)	-	-

NET CASH USED BY INVESTING ACTIVITIES	(4,084,599)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	6,902	-	-
Proceeds from the subscriptions of common stock	4,305,000	11,983	21,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,311,902	11,983	21,658

NET INCREASE (DECREASE) IN CASH	12,790	(653)	605

CASH, BEGINNING OF YEAR	103	756	151

CASH, END OF YEAR	$12,594	$103	$756

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Allied Corp. (the “Company”) (formerly named Cosmo Ventures Inc.) was incorporated in the State of Nevada on February 3, 2013. On July 1, 2019, the Company changed its name to “Allied Corp.” On November 12, 2019, our Board of Directors approved a change in our fiscal year-end from March 31 to August 31. As a result of this change, our fiscal year is a 5 month transition period beginning April 1, 2019 through August 31, 2019. In these statements, including the notes thereto, financial results for fiscal 2019 are for a 5 month period. Corresponding results for the years ended March 31, 2019 and 2018 are both for 12 month periods. During the periods presented the Company’s business plan is to purchase overstocked inventory items from manufacturers and retailers and offer them to the public at discounted prices via a web-based on-line store.

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

Loss per Common Share

The basic loss per common share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per common share are the same as basic loss per common share due to the lack of dilutive items in the Company. As of August 31, 2019, March 31, 2019 and 2018, there were no common stock equivalents outstanding.

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

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

Notes to Financial Statements

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure and consideration.

NOTE 2 – GOING CONCERN

As at August 31, 2019 the Company has generated no revenues from its business operations and has incurred operating losses of $365,834 since inception. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company’s former CEO loaned the Company $20,528. As of August 31, 2019, March 31, 2019 and 2018 the Company owed $31,569 to the former CEO. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

During the period ended August 31, 2019, the Company’s CEO loaned the Company $6,902. During the year ended March 31, 2019, the Company’s CEO loaned the Company $11,983. As of August 31, 2019, March 31, 2019 and 2018 the Company owed $20,015, $13,113 and $1,130, respectively, to the CEO. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

NOTE 4 – EQUITY

On July 10, 2019, at a Special Meeting of the Shareholders of the Company and the Board of Directors approved the of Amendment to Our Articles of Incorporation (i) changing the name of the Corporation to Allied Corp. and (ii) increasing the authorized capital stock of the Corporation from 75,000,000 to 300,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share; and the approval of a 6.666 shares for each one share stock dividend on the Corporation’s common stock which became effective August 7, 2019 when it was accepted by FINRA. The effects of the stock split have been reflected in the financial statements.

On July 1, 2019, the Company amended the articles of incorporation to change the par value of the authorized common stock and preferred stock from $0.001 to $0.0001.

Effective July 1, 2019 the Company was assigned proceeds from a private placement at $0.50 per share completed during May and June 2019 for a total raise of $1,325,000. In August 2019 the Company issued 2,650,000 shares of restricted common stock to such investors.

From August 1, 2019 through August 13, 2019, the Company completed a private placement at $0.75 per share to an accredited investor for a total raise of $3,000,000. In August 2019 the Company issued 4,000,000 shares of restricted common stock to such investor.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

Notes to Financial Statements

NOTE 5 – COMMITMENT

On July 25, 2019, as amended effective August 27, 2019, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of AM (Advanced Micro) Biosciences, Inc (“AM Biosciences”). Effective September 10, 2019, the parties closed the Reorganization Agreement. As part of the transaction, the majority shareholder of the Company (the “Allied Shareholder”) delivered 55,700,714 of common stock, representing approximately 73.2% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the prior shareholders of AM Biosciences and certain other designees of AM Biosciences. Further, as part of the transaction, the Allied Shareholder submitted for cancellation and return to treasury 10,459,317 shares of common stock. As a consequence, immediately subsequent to the close of the Reorganization Agreement, the Company had 76,046,680 shares of common stock outstanding.

Pursuant to the Reorganization Agreement, effective on September 10, 2019, the Company acquired 100% of the issued and outstanding equity of AM Biosciences. As consideration for the equity of AM Biosciences, the Allied Shareholder issued and delivered 55,700,014 shares of common stock, representing approximately 73.2% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the previous shareholders of AM Biosciences and other designees of AM Biosciences.

The Reorganization Agreement constitutes a reverse merger, such that AM Biosciences acquired control of Allied Corp. At the time of the Reorganization Agreement the operations of both Allied Corp. and AM Biosciences did not constitute businesses under ASC 805 “Business Combinations” and accordingly the transaction is considered an asset acquisition.

Prior to August 31, 2019, the Company had advanced AM Biosciences $4,084,599 which has been recorded as a related party advance at August 31, 2019. AM Biosciences is a corporation with directors in common with the Company. The amount is unsecured, non-interest bearing and are due on demand.

NOTE 6 – INCOME TAXES

At August 31, 2019, the Company has a net operating loss carryforward of approximately $257,000. The significant components of deferred income tax assets at August 31, 2019, March 31, 2019 and 2018 were as follows:

	August 31, 2019	March 31, 2019	March 31, 2018
Deferred tax asset:
Net operating loss carry-forward	$53,900	17,808	12,955
Less: valuation allowance	(53,900)	(17,808)	(12,955)

Net deferred income tax asset	$–	–	–

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

As of August 31, 2019, March 31, 2019 and 2018, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the five months ended August 31, 2019 or the years ended March 31, 2019 and 2018. No interest or penalties have been accrued as of August 31, 2019, March 31, 2019 and 2018. As of August 31, 2019, March 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

Notes to Financial Statements

NOTE 6 – INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% for the five months ended August 31, 2019 and for the years ended March 31, 2019 and 2018 is as follows:

	August 31, 2019	March 31, 2019	March 31, 2018
Income tax benefit	$(36,092)	(4,853)	(6,546)
Tax rate change	-	-	8,020
Change in valuation allowance	36,092	4,853	(1,474)

Provision for income taxes	$–	–	–

As of August 31, 2019, the Company had approximately $257,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to August 31, 2019, the transaction and acquisition of AM Biosciences described in Note 5 was completed.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

At inception the Company engaged Marcum LLP (“Marcum”), to audit its financial statements for the period of inception to the fiscal year ended March 31, 2019.

Effective November 12, 2019, we determined to change our auditors to the firm who had audited our operating subsidiary and consequently terminated Marcum LLP as our independent accountant. Marcum’s report on our consolidated balance sheets as of March 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the years then ended, did not contain an adverse opinion, and was not modified as to uncertainty, audit scope or accounting principles. The decision to change our independent accountant was made and approved by the entire Board of Directors.

During our most recent fiscal years ended March 31, 2019 and 2018, through the subsequent interim periods ended June 30, 2019 and September 30, 2019, and further through November 15, 2019, there have been no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During our most recent fiscal years ended March 31, 2019 and 2018, through the subsequent transition period ended August 31, 2019, Marcum did not advise us on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

Effective November 12, 2019, we engaged Manning Elliott, LLP (“Manning Elliott”) to serve as our independent registered public accounting firm for our transition period from March 31, 2019 through August 31, 2019, and for our fiscal year ending August 31, 2020. During our most recent fiscal years ended March 31, 2019 and 2018, and through the subsequent interim transition period ended August 31, 2019, up until their date of engagement, we did not consult with Manning Elliott regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The report of Manning Elliott regarding the Company’s financial statements for the transition period April 1, 2019 through the fiscal year ended August 31, 2019 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of August 31, 2019, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the transition period from April 1, 2019 through August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The table below reflects the Company’s executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director. The address for each such officer and director is 1405 St. Paul St., Suite 201, Kelowna, BC Canada V1Y 9N2.

Name	Intended Positions and Offices

Calum Hughes	Chairman of the Board, Chief Executive Officer and Director
Jim Bullock	Chief Operating Officer and Director
David Weinkauf	Chief Business Development Officer and Director
Anthony Zelen	Chief Communications Officer and Director
Malcolm Davidson	Chief Financial Officer

The Directors and Officers named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, Directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Calum Hughes, Chairman of the Board, Chief Executive Officer, Director

Calum Hughes has been responsible for leading activities relating to large scale Quality Assurance and Evaluation of Health Programs. He is skilled in the Project Management Institute’s Methodology© for managing projects through mitigating risk, maximizing communication and ensuring project success.

In the past, Calum has created and presented at top level educational presentations for Healthcare Executives, Business Professionals, Psychiatrists, Nursing staff, General Practitioners, Internal Medicine, ObGyn, and Cardiologists. He has worked as an Adjunct Professor for the UBC Faculty of Health and Social Development, as a Consultant to several large for-profit and non-profit Health Organizations and Nutraceutical companies.

Calum, has held an appointment of Adjunct Professor for the University of British Columbia Faculty of Health and Social Development, and is a Registered Kinesiologist with the British Columbia Association of Kinesiologists. He has also completed a Post Baccalaureate Diploma in Gerontology. Calum holds certification in designation of Project Management Professional (PMP) from the Project Management Institute (Pennsylvania, USA). He achieved a 98% (certified with Gold Standing) in his studies towards a LEAN Greenbelt in 2009, and is also working towards his Doctorate Degree with Royal Roads University.

Calum’s past clinical experience includes functioning as a health care provider for patients with co-morbid chronic diseases, acute disability and workplace health & wellness. Working as a clinician, Calum has created Physical & Functional Diagnostic Tools and Chronic Disease Management Protocols for Cardiovascular, Orthopedic, Obesity, Respiratory, Brain Injury, and Cerebrovascular disease. He has created teaching resources and presented at top-level educational presentations regarding Change Management, Quality Improvement, Personality & Communication, Project Management and Lean Manufacturing Method for Healthcare.

Jim Bullock, Chief Operating Officer and Director

Born and raised in Kelowna, BC, Canada, Jim Bullock comes from one of Kelowna’s oldest pioneer families, which possesses a rich history in both agricultural innovation and entrepreneurial spirit. Jim brings 10 years of experience to the Allied team from MMAR, MMPR, and ACMPR cannabis cultivation, genetics, compliance and facility design.

Previous to joining Allied, Jim owned and operated a company specializing in both personal and corporate finance for clients, which offered exportable services in overseas and offshore markets. Earlier, Jim worked in the oil and gas industry specializing in offshore construction. Jim also owned and operated an agricultural management and consulting firm, which renovated and replanted over 2,500 acres of orchard and vineyard in the Okanagan Valley. He was also the Kelowna site operations manager for Kettle Mountain Ginseng, one of the pioneers in the British Colombia ginseng industry.

David Weinkauf, Chief Business Development Officer and Director

David is a strategic businessman with an extensive background in commercial real estate leasing, development and sales. Throughout his career, David has been involved in approximately $3.0 Billion in real estate development and transactions encompassing over 10 million square feet of facilities and approximately 3,000 acres of land.

David has been involved in numerous private and public entities focused on identifying unique opportunities, investment, strategic development and growth of those companies. As a result, David is currently an advisor to a publicly traded infrastructure company in the international cannabis sector and has been strategic advisor to numerous private companies, civic, economic, academic, philanthropic and government institutions.

In addition to real estate, David has founded current start-ups in disruptive technologies, is the inventor of a product under provisional patent application in the U.S. and volunteers his time to note worthy causes including co-founder of the RSSI Global Initiative Charity for removing sex slave and forced tattoos from formerly oppressed people. David holds a B.Comm. from the University of Calgary, is recognized as Calgary’s Top 40 under 40 alumni and was nominated for Canada’s top 40 under 40 during his career.

Anthony Zelen, Chief Communications and Investor Relations Officer and Director

Anthony has over 22 years of experience in finance, investor relations, and corporate development. He serves as the President of Senergy Communications Inc. a wholly owned private company involved in investor relations, public relations, financing and strategic marketing for the technology, mining and oil and gas industries. Mr. Zelen serves as Chief Executive Officer at Cannalife Capital Corp. a Cannabis focused investment bank. Since 2015 he has also served as a director of BIG Blockchain Intelligence Group Inc. Mr. Zelen has served as Director and/or Officer of numerous publicly traded companies over the last 22 years in a variety of sectors. His business activities within the venture capital arena enabled him to establish a network of accredited investors, angel investors and investment banking contacts throughout North America, Western Europe and Asia.

Malcolm Davidson

Malcolm has a long background as a Chartered Professional Accountant bolstering over 16 years of experience, Malcolm was most recently the CFO for multiple international public mining and exploration companies. During his time with other public companies, Malcolm helped to raise over US$20M in equity financings through public and private offerings. Malcolm was also integral with listing the various companies on the NYSE/American stock exchange and upgrading from the Venture Exchange to the TSX.

Dr. Terry Johnston, Medical Advisor to the Board

Occupational Physician Doing Occupational medicals for Transport Canada Aviation & Marine, WorksafeBC Commerical Dive Medicals as well as DCBC, OGUK off shore Medicals, FAA class 1 examiner as well as fitness to work and pre-placement medicals. Audiometry, Resting and Stress EKGs, NIOSH Drug testing, Chester fitness test, Farnsworth and Titmus visual screening, Visia Facial Skin assessment. 10 years experience in Botox, fillers and skin rejuvenation.

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or control person of Allied has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Committees of the Board

Decisions of the Board of Directors are generally taken by written unanimous resolutions. The current Board comprises four members and is intending to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

Family Relationships

No family relationships exist between any of our present directors and officers.

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the transition period from April 1, 2019 through August 31, 2019, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Officer and Director Compensation of the Company

Although compensation has been paid to our officers and directors on behalf of Advanced Biosciences, no compensation has been paid to date from Allied Corp. to any of our existing officers and directors. The following consulting fees were paid on behalf of Advanced Biosciences to officers and directors of Allied Corp during the period ended August 31, 2019.

Name	Position	Fees Paid
Calum Hughes	Chief Financial Officer	$48,000
Paul Bullock	Chief Operating Officer	$38,000
Malcolm Davidson	Chief Financial Officer	$5,000
David Weinkauf	Chief Development Officer	$38,000
Anthony Zelen	VP of Marketing	$30,000

The Company did not have or pay bonuses or have any equity or non-equity incentive plans during the period ended August 31, 2109.

Employment and Consulting Agreements

As at August 31, 2019, the Company was not a party to any employment agreement and did not have compensation agreements with its Officers or its Directors. On September 1, 2019 the Company entered into consulting agreements with its Executive Officers as follows:

Name	Position	Base Consulting Fee (Annual)
Calum Hughes	Chief Financial Officer	$175,000
Paul Bullock	Chief Operating Officer	$165,000
Malcolm Davidson	Chief Financial Officer	$150,000
David Weinkauf	Chief Development Officer	$165,000
Anthony Zelen	VP of Marketing	$120,000

Under these consulting agreements, each executive is entitled to the following in addition to its base consulting fee:

•	The executive may be granted to purchase options to purchase shares in the Company subject to regulatory and compensation committee approval. Note that the Company does not have an option or any other equity incentive plans in place at this time.

•	The term of the agreement will be for one year and will renew automatically on the anniversary of the agreement unless agreed by the Company and the Consultant,

•	The Company or the executive may terminate the agreement without penalty by providing the other 30 days notice in writing.

•	The executives have been granted a change in control provision by which the executive may elect to give the Company notice, in the event that there occurs a Change of Control (as defined below) within six (6) months of the effective date of such Change of Control, and if the Consultant so elects to terminate this Agreement, then the Consultant will be immediately entitled to a termination payment equal to 24 months of his base salary and any unpaid cash bonuses. Further, any unvested equity options granted to the consultant, including but not limited to Options and RSUs, shall vest immediately

For the purpose of this provision, a Change of Control shall be deemed to have occurred when:

(i) any person, entity or group becomes the beneficial owner of 50% or more of the combined voting power of the Allied Corp.’s then outstanding voting securities entitled to vote generally in the election of directors, and such person, entity or group uses such effective voting control to change a majority of the Board of Directors of Allied Corp., either all at once or through any series of elections and appointments when considered together; or

(ii) completion of the sale or other disposition by Allied Corp. of all or substantially all of the Allied Corp.’s assets or a reorganization or merger or consolidation of Allied Corp. with any other entity or corporation, other than:

(A) a reorganization or merger or consolidation that would result in the voting securities of Allied Corp. outstanding immediately prior thereto continuing to represent, either by remaining outstanding or by being converted into voting securities of another entity, more than 50.1% of the combined voting power of the voting securities of Allied Corp. or such other entity outstanding immediately after such reorganization or merger or consolidation; or

(B) a reorganization or merger or consolidation effected to implement a recapitalization or reincorporation of Allied Corp. (or similar transaction) that does not result in a material change in beneficial ownership of the voting securities of Allied Corp. or its successor.

Equity Compensation Plans

The Board may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion. Bonuses will be granted if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth. Other than our bonus plan we have no current equity compensation plans.

All compensation and stock option plans (when applicable) for executives and employees will be governed by the Compensation and Governance Committee.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

We do not have a standard compensation arrangement for directors at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 5% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.

Pursuant to Rule 13d-3 under the Exchange Act, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within 60 days through any means, including the exercise of any option, warrant or right or the conversion of a security. Any shares that are not outstanding that a person has the right to acquire are deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of such person, but are not deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Stock

Common Stock	Calum Hughes, Chief Executive Officer and Director	9,787,500	14.0%
Common Stock	David Weinkauf, Chief Development Officer and Director	9,787,500	14.0%
Common Stock	Anthony Zelen, VP of Marketing, and Director (2)	9,787,500	14.0%
Common Stock	Paul James Bullock, Chief Operating Officer, and Director (2)	9,787,500	14.0%
Common Stock	Zelen Consulting, Inc (2).	9,787,500	14.0%
Common Stock	Oceanus Contracting Ltd (3).	8,917,500	12.7%
Common Stock	Malcolm Davidson, Chief Financial Officer
Common Stock	0994091 BC, Ltd. (3)	870,000	1.3%
Common Stock	Fabian Henry	4,350,000	6.2%
Common Stock	All officers and directors (4 persons)	39,150,000	55.9%

____________

(1)	Calculated pursuant to Rule 13d-3 under the Exchange Act, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within 60 days through any means, including the exercise of any option, warrant or right or the conversion of a security. Any shares that are not outstanding that a person has the right to acquire are deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of such person, but are not deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of any other person. All of the foregoing shares are legally held of record by SECFAC Exchange Corp., which has an agreement with the shareholders to exchange shares of SECFAC Exchange Corp. for Allied Corp. shares on a one for one basis at the request of any such shareholder.
(2)	All shares of owned by Zelen Consulting, Inc. Mr. Anthony Zelen is the principal of Zelen Consulting, Inc., and consequently may be deemed to be the beneficial owner of shares held by such entity.
(3)	All shares are held through Oceanus Consulting Ltd and 0994091 BC Ltd. Mr. Paul James Bullock is the principal of Oceanus Contracting Ltd. and 09940901 BC Ltd., and consequently may be deemed to be the beneficial owner of shares held by such entities

Item 13. Certain Relationships and Related Transaction, and Director Independence

In the normal course of operations, the Company may transact with companies or person related to Allied’s directors or officers. All amounts payable and receivable are non-interest bearing, unsecured and due on demand.

As of the date of this Transition Report, other than as disclosed below and in this Current report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

In May 2019, AM (Advanced Micro) Biosciences Inc, “AM” assumed the contract of purchase and sale of real property located at 8999 Jim Bailey Rd. This is for the purchase of two real lots of approximately 1.1 acres each. This contract of purchase and sale is set to close in the first quarter of 2020. This land will be where the Canadian Licensed Producer and product processing and extraction facility will be located and is considered material to the Company’s future processing and extraction activities in Canada. Land preparation will begin following City of Kelowna approvals and is expected to be ready for when the modular building arrives in the first quarter of 2020. In November 2019, the Company concluded that it would not close on lot two as it will not be required for future operations. This change will not affect the Company’s intended operations.

The initial purchase contract for the land was made between 4224973 Canada Inc. and 1185710 B.C. Ltd in November 2018. At that time the Company’s CEO, Calum Hughes, held a 50% interest in 1185710 B.C. Ltd. The real property was purchased to be used for “AM” future processing and extraction activities however “AM” did not have the financial or borrowing capacity to acquire the property at that time. To secure the real property acquisition, the purchase contract was made by 1185710 B.C. Ltd. Subsequent to the initial execution of the purchase contract, Mr. Hughes divested in his interest in 1185710 B.C. Ltd. to mitigate potential future conflicts with assigning the purchase contract to “AM”. Mr. Hughes currently has no interests in 1185710 B.C. Ltd.

In May 2019, the residual shareholder of 1185710 B.C. Ltd. was granted a consulting contract to assist AM with new business opportunities, build alliances with partnerships with other organizations, consult on real property and leases, and to assist and advise on general business matters relating to real estate. The consulting agreement provided the consultant with the following compensation:

•	CAD $210,000 cash payment for past services
•	CAD $30,000 monthly payments applicable from July 1, 2019 to December 31, 2019
•	215,000 Class “B” Voting shares of “AM” with a deemed value of CAD $1.00 per share

The consulting agreement was reduced by approximately 50% in November 2019 when the Company determined that it would not close on lot two and therefore required a reduction in the consulting services required. The Company does not intend to renew this agreement.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee. The Company currently has no independent directors on its Board.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the transition period from April 1, 2019 through the fiscal year ended August 31, 2019 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $15,000.

Audit-Related Fees

No aggregate fees were billed in either the period inception to June 30, 2018 and the fiscal year ended June 30, 2019 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Transition Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for transition period April 1, 2019 through the fiscal year ending August 31, 2019. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description
3.1*	Articles of Incorporation of Registrant
3.2*	Bylaws of Registrant
3.3	Certificate of Amendment of Articles of Incorporation dated July 1, 2019
10.1*

Reorganization Agreement among Allied Corp., Pacific Capital Investment Group, Inc., SECFAC Exchange Corp., AM (Advanced Micro) Biosciences, Inc. and shareholders of AM (Advanced Micro) Biosciences, Inc. Dated as of July 25, 2019 and as amended effective August 27, 2019

10.2	Assumption of contract of purchase and sale of 8999 Jim Bailey Rd.
10.3	Falcon Ridge Naturals Acquisition
10.4	Falcon Ridge Escrow Agreement (Maryls Wolfe)
10.5	Xtreme Cubes – Purchase Agreement
10.6	Vitalis Extraction Technology – Purchase Agreement
10.7	Activated Nano – Purchase Agreement
10.8	Bud’s Naturals – Purchase Agreement
10.9	Consulting Agreement – John Saric
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

___________

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

Date: December 16, 2019	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2019	By:	/s/ Malcolm Davidson
Malcolm Davidson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2019	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: December 16, 2019	/s/ Jim Bullock
Jim Bullock, Director

Date: December 16, 2019	/s/ David Weinkauf
David Weinkauf, Director

Date: December 16, 2019	/s/ Anthony Zelen
Anthony Zelen, Director

