Form 10-Q
period 2019-11-30
Allied Corp.
filed 2020-01-21
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

Commission File Number 000-56002

ALLIED CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 St. Paul St., Suite 201, Kelowna, BC, Canada V1Y 9N2

(Address of principal executive offices) (Zip Code)

877-255-4337

(Registrant’s telephone number, including area code)

Cosmo Ventures, Inc.

112 North Curry Street, Carson City, NV 89703

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

As of November 30, 2019, there were 82,768,780 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at November 30, 2019 (unaudited) and August 31, 2019	4

Condensed consolidated interim statements of operations and comprehensive loss for the three months ended November 30, 2019 and the period ended November 30, 2018 (unaudited)	5

Condensed consolidated interim statement of stockholders’ deficit for the three months ended November 30, 2019 and the period ended November 30, 2018 (unaudited)	6

Condensed consolidated statement interim of cash flows for the three months ended November 30, 2019 and the period ended November 30, 2018 (unaudited)	7

Notes to the unaudited condensed consolidated interim financial statements	8

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	November 30, 2019	August 31, 2019
	(Unaudited)
Assets

Current assets
Cash	$360,220	$1,080,882
Accounts receivable	79,069	-
Amounts due from related parties (Note 8)	40,810	23,517
Prepaid expenses	15,225	2,313
Deposits and advances (Note 4)	2,652,146	2,158,658
Total current assets	3,147,470	3,265,370

Intangible assets (Note 5)	1,135,913	1,116,932
Total assets	$4,283,383	$4,382,302

Liabilities and stockholders’ equity (deficit)

Current liabilities
Accounts payable and accrued liabilities	$253,321	$163,287
Loan payable to Allied (Note 8)	-	4,051,162
Due to related party (Note 8)	51,584	-
Notes payable (Note 6)	527,125	523,854
Total current liabilities	832,030	4,738,303

Stockholders’ equity (deficit)
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding
Common stock - 300,000,000 shares authorized, $0.0001 par value; 82,768,780 shares issued and outstanding (93,228,000 – par value $0.0001 - August 31, 2019)	8,277	9,323
Additional paid in capital	4,928,780	908,762
Common stock issuable (Note 7)	276,000	24,135
Stock subscription receivable	-	(364)
Accumulated deficit	(1,758,970)	(1,300,803)
Accumulated other comprehensive income (loss)	(2,734)	2,946

Total stockholders’ equity (deficit)	3,451,353	(356,001)

Total liabilities and stockholders’ equity (deficit)	$4,283,383	$4,382,302

Nature of Operations, reverse take-over transactions and Going Concern (Note 1)

Commitment (Note 11)

Subsequent Event (Note 12)

The accompanying notes form an integral part of these financial statement.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations (Expressed in US Dollars) (Unaudited)

	For the Three Months Ended November 30, 2019	From Inception on September 10, 2018 to November 30, 2018

Expenses
Charitable donations	$73,289	$-
Consulting fees	174,140	23,096
Foreign exchange loss (gain)	(71,135)	-
Office and miscellaneous	80,971	22,071
Professional fees	146,548	4,104
Rent	4,329	15,410
Research and development	8,009	-
Travel	42,015	3,502

Net loss	(458,167)	(68,183)

Other comprehensive income (loss)
Foreign currency translation adjustments	(5,680)	(2,725)

Comprehensive loss	$(463,847)	$(70,908)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	82,768,780	35,296,588

The accompanying notes form an integral part of these financial statement.

ALLIED CORP. Condensed Consolidated Interim Statements of Deficit (Expressed in US Dollars) (Unaudited)

	Common stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance, August 31, 2019	93,228,000	$9,323	$908,762	$24,135	$(364)	$(1,300,803)	$2,946	$(356,001)
Cancellation of common stock	(10,459,220)	(1,046)	1,046
Effect of reverse acquisition	-	-	4,018,972	(49,228)	364	-	-	3,970,108
Common stock subscribed	-	-		301,093	-	-	-	301,093
Comprehensive loss for the period	-	-		-	-	(458,167)	(5,680)	(463,847)

Balance, November 30, 2019	82,768,780	$8,277	$4,928,780	$276,000	$-	$(1,758,970)	$(2,734)	$3,451,353

	Common stock		Additional		Stock
	Number of		Paid in	Stock	subscription	Accumulated	Comprehensive
	shares	Amount	Capital	issuable	receivable	Deficit	Income	Total

Balance, September 10, 2018	-	-	-		-	-	-	-
Issuance of common stock for cash (Note 7)	13,000,000	$1,300	$308,823	$-	$-	$-	$-	$310,123
Comprehensive loss for the period	-	-	-		-	(68,183)	(2,725)	(70,908)

Balance, November 30, 2018	13,000,000	$1,300	$308,823	$-	$-	$(68,183)	$2,725	$239,215

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

	For the Three Months Ended November 30, 2019	From Inception on September 10, 2018 to November 30, 2018

Cash provided by (used in):

Operating activities
Net loss for the period	$(458,167)	$(68,183)
Increase in accounts receivable	(79,069)	-
Increase in prepaid expenses	(4,208)	-
Increase in deposits and advances	(493,488)	-
Increase in due from related parties	(16,470)	-
Increase in accounts payable and accrued liabilities	42,233	3,178

	(1,009,169)	(65,005)
Investing activities
Cash acquired from asset acquisition	12,894	-

Financing activities
Proceeds from the issuance of common stock	276,000	310,123
	276,000	310,123

Effect of exchange rate on changes on cash	(387)	(2,726)
(Decrease) Increase in cash	(720,662)	242,392
Cash, beginning of period	1,080,882	-
Cash, end of period	$360,220	$242,392

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	-

Non-cash activities:	-	-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2019 (Expressed in US Dollars)

1.	Nature of operations, reverse take-over transaction and going concern

a)	Nature of operations

Allied Corp. (the “Company or Allied”) (formerly named Cosmo Ventures Inc.) was incorporated in the State of Nevada on February 3, 2013. On July 1, 2019, the Company changed its name to “Allied Corp.”

The Company’s business plan is to discover new medical technologies some of which are cannabis derived to target full scope therapy and support for trauma survivors, military veterans and first responders, however the Company has not begun any operations or obtained the required permits to begin operations. The head office and the registered office of the Company are located at 1405 St. Paul Street, Kelowna BC V1Y 2E4.

On September 10, 2019, the Company was acquired in a reverse take over (“RTO”) transaction (see Note 1b) and the RTO is considered a purchase of the Company’s net assets (see Note 3) by AM (Advanced Micro) Biosciences, Inc. (“AM Biosciences”). For accounting purposes, the legal subsidiary, AM Biosciences has been treated as the acquirer and Allied Corp. the legal parent, has been treated as the acquiree. Accordingly, these consolidated financial statements reflect a continuation of the financial position, operating results, and cash flow of the Company’s legal subsidiary, AM Biosciences.

b)	Reverse take-over transaction (RTO)

On July 25, 2019, as amended effective August 27, 2019, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of AM (Advanced Micro) Biosciences, Inc (“AM Biosciences”). Effective September 10, 2019, the parties closed the Reorganization Agreement (the “Acquisition”). As part of the transaction, Pacific Capital Investment Group, Inc., the then majority shareholder of Allied (the “Allied Shareholder”) delivered 51,415,014 shares of common stock, representing approximately 62.12% of the outstanding equity of Allied Corp. to SECFAC Exchange Corp. on behalf of the prior shareholders of AM Biosciences and certain other designees of AM Biosciences. Further, as part of the transaction, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 shares of common stock. As a consequence, immediately subsequent to the close of the Reorganization Agreement, Allied had 82,768,780 shares of common stock outstanding.

Pursuant to the Reorganization Agreement, effective on September 10, 2019, the Company acquired 100% of the issued and outstanding equity of AM Biosciences. As consideration for the equity of AM Biosciences, the Allied Shareholder issued and delivered 51,385,412 shares of common stock, representing approximately 62.12% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the previous shareholders of AM Biosciences and other designees of AM Biosciences.

The Reorganization Agreement constitutes a reverse merger, such that AM Biosciences acquired control of Allied Corp. At the time of the Reorganization Agreement the operations of both Allied Corp. and AM Biosciences did not constitute businesses under ASC 805 “Business Combinations” and accordingly the transaction is considered a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Under this method of accounting, AM Biosciences was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the acquisition: (i) AM Biosciences’ stockholders owned a substantial majority of the voting rights in the combined company, (ii) AM Biosciences designated a majority of the members of the initial board of directors of the combined company, and (iii) AM Biosciences’ senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the acquisition, the net assets of the Company were recorded at their acquisition-date relative fair values in the condensed consolidated financial statements of the Company and the reported operating results prior to the acquisition will be those of AM Biosciences.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

c)	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the period of $458,167 and has no operations at this time which will generate revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

d)	Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. Because the Company plans to engage in cannabis-related activities in the United States, it assumes certain risks due to conflicting state and federal laws. The federal law relating to cannabis could be enforced at any time and this would put the Company at risk of being prosecuted and having its assets seized.

On January 4, 2018, United States Attorney General Jeff Sessions issued a memorandum to United States district attorneys (the “Sessions Memorandum”) which rescinded previous guidance from the United States Department of Justice specific to cannabis enforcement in the United States, including the Cole Memorandum. With the Cole Memorandum rescinded, United States federal prosecutors no longer have guidance relating to the exercise of their discretion in determining whether to prosecute cannabis related violations of United States federal law. In response to the Sessions Memorandum, on April 13, 2018, the United States President Donald Trump promised Colorado Senator Cory Gardner that he will support efforts to protect states that have legalized cannabis. Nevertheless, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to the Company. The Company may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

Given the current illegality of cannabis under United States federal law, the Company’s ability to access both public and private capital may be hindered by the fact that certain financial institutions are regulated by the United States federal government and are thus prohibited from providing financing to companies engaged in cannabis related activities. The Company’s ability to access public capital markets in the United States is directly hindered as a result. The Company may, however, be able to access public and private capital markets in Canada in order to support continuing operations.

2.	Significant accounting policies

Business Presentation

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is August 31.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2019, and the results of its operations for the three months ended November 30, 2019 and cash flows for the three months ended November 30, 2019. The results of operations for the period ended November 30, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

a)	Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2019.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

2.	Significant accounting policies (continued)

	b)	Intangible assets

At November 30, 2019, intangible assets include a purchased brand name and product formulas which are being amortized over their estimated useful lives of 10 years, beginning from the date the products begin to be sold. As the products have not yet been commercially manufactured or distributed for sale no amortization has been recorded.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

	c)	Long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three months ended November 30, 2019.

	d)	Foreign currency translation and functional currency conversion

Prior to September 10, 2019, the Company’s functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

The Company re-assessed its functional currency and determined as at September 10, 2019, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization. The change in functional currency was accounted for prospectively from September 10, 2019 and financial statements prior were not restated for the change in functional currency.

For periods commencing September 10, 2019, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after September 10, 2019 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

2.	Significant accounting policies (continued)

	e)	Share issuance costs

Costs directly attributable to the raising of capital are charged against the related share capital. Costs related to shares not yet issued are recorded as deferred share issuance costs. These costs are deferred until the issuance of the shares to which the costs relate, at which time the costs will be charged against the related share capital or charged to operations if the shares are not issued.

	f)	Research and development costs

Research and development costs are expensed as incurred.

	g)	Net income (loss) per common share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of November 30, 2019, the Company had no dilutive potential common shares.

	h)	Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

	i)	Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries.

Related party transactions are measured at the exchange amounts.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

2.	Significant accounting policies (continued)

	j)	Significant accounting estimates and judgments

The preparation of the financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Although management uses historical experience and its best knowledge of the amount, events or actions to for the basis for judgments and estimates, actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and further periods if the review affects both current and future periods.

Significant estimates and assumptions included in these financial statements relate to the valuation assumptions related to the estimated useful lives and recoverability of long-lived assets, stock-based compensation, and deferred income tax assets and liabilities. Judgments are required in the assessment of the Company’s ability to continue to as going concern as described in Note 1.

	k)	Financial instruments

ASC 825, “Financial Instruments,” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

2.	Significant accounting policies (continued)

	k)	Financial instruments (continued)

The financial instruments consist principally of cash, due from related parties, accounts payable, note payable, and a loan payable to Allied. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments which are categorized as loans and receivables approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as November 30, 2019:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of November 30, 2019
	$	$	$	$

Assets:
Cash	360,220	–	–	360,220

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2019.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Cash is carried at fair value using a level 1 fair value measurement. The carrying value of accounts payable approximates its fair value because of the short-term nature of the instrument.

l)	Reverse Acquisitions

Identification of the Accounting Acquirer

The Company considers factors in ASC 805-10-55-10 through 55-15 in identifying the accounting acquirer. The Company uses the existence of a controlling financial interest to identify the acquirer - the entity that obtains control of the acquiree. Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following: (a) The relative voting rights in the combined entity after the business combination, where the acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities; (b) the existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest, and where the acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity; (c) the composition of the governing body of the combined entity, where the acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity; (d) the composition of the senior management of the combined entity, where the acquirer usually is the combining entity whose former management dominates the management of the combined entity; and (e) the terms of the exchange of equity interests, where the acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities, where the acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

2.	Significant accounting policies (continued)

	l)	Reverse Acquisitions (continued)

Pursuant to ASC Paragraph 805-40-05-2, as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity. In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired. However, application of the guidance in ASC 805-10-55-11 through 55-15 results in identifying: (a) The public entity as the acquiree for accounting purposes (the accounting acquiree); and (b) the private entity as the acquirer for accounting purposes (the accounting acquirer).

Measuring the Consideration Transferred

Pursuant to ASC 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree. Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree. The assets and liabilities of the legal acquiree are measured and recognized in the condensed consolidated financial statements at their pre-combination carrying amounts (see ASC 805-40-45-2(a)).

Presentation of Condensed Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC 805-40-45-1 and 45-2, condensed consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those condensed consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The condensed consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 ”business combinations”; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the condensed consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition; and (e) the non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in ASC 805-40-25-2 and 805-40-30-3.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

2.	Significant accounting policies (continued)

	l)	Reverse Acquisitions (continued)

Presentation of Condensed Consolidated Financial Statements Post Reverse Acquisition (continued)

Pursuant to ASC 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the condensed consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

As a result of the controlling financial interest of the former stockholders of AMBI, for financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition with AMBI deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with ASC 805-10-55 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The reverse acquisition is deemed a capital transaction and the net assets of AMBI (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of AMBI which are recorded at their historical cost. The equity of the Company is the historical equity of AMBI.

m)

 These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary AM Biosciences effective from the date of the reverse take—over transaction on September 10, 2019. All intercompany balances and transactions have been eliminated upon consolidation.

	n)	Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 82510) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision useful information. ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The adoption of this ASU did not have a material effect on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. As the Company did not have any leases the adoption of this ASU did not have a material effect on the financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

3.	Reverse Take-over Transaction

Pursuant to the Reorganization Agreement (see Note 1 (b)), effective on September 10, 2019, the Company acquired 100% of the issued and outstanding equity of AM Biosciences (the “Acquisition”). As consideration for the equity of AM Biosciences, the Allied Shareholder issued and delivered 51,415,014 shares of common stock, representing approximately 62.12% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the previous shareholders of AM Biosciences and other designees of AM Biosciences.

The Acquisition, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees.

The total purchase price paid in the Acquisition has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Acquisition. The following summarizes the purchase price paid in the Acquisition:

Number of shares of the combined organization owned by the Company’s pre-Merger stockholders	31,353,766
Multiplied by the fair value per share of AM Bioscience’s common stock	$0.1142
Fair value of consideration issued to effect the Merger	$3,580,600

The total purchase price of $3,580,600 was allocated to the fair value of the net assets of Allied as follows:

Cash	$12,894
Other current assets	9,527
Advances receivable	4,072,166
Current liabilities	(99,386)
Effect of RTO on equity	(414,601)
Purchase price	$3,580,600

4.	Deposits and advances

	November 30, 2019	August 31, 2019

a) Towards the purchase of prefabricated buildings	$1,219,239	$1,199,081
b) Acquisition of shares on Dorson Commercial Corp	1,010,630	871,645
c) Acquisition of Activated Nano	36,151	35,547
d) Acquisition of BwellMED	38,054	37,418
e) Refundable deposits towards future land acquisitions	20,433	14,967
f) Vitalis equipment deposit	225,911	-
g) CBD Asia letter of intent deposit	101,728	-
Total deposits and advances	$2,652,146	$2,158,658

a)	At November 30, 2019, Company had paid $1,219,239 (August 31, 2019 - $1,199,081) to purchase prefabricated buildings. At November 30, 2019, the Company had not yet received the buildings and the amounts paid has been recorded as a deposit.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

4.	Deposits and advances (continued)

	b)	At November 30, 2019, Company had recorded $1,010,630 (August 31, 2019 - $871,645) of deposits and advances relating to the acquisition described in Note 11(d).

	c)	At November 30, 2019, Company had recorded $36,151 (August 31, 2019 - $35,547) of deposits and advances relating to the acquisition described in Note 11(b).

	d)	At November 30, 2019, Company had recorded $38,054 (August 31, 2019 - $37,418) of deposits and advances relating to the acquisition described in Note 11(a).

	e)	At November 30, 2019, the Company has entered into two purchase and sale agreement to acquire land as described in note 11(e). At November 30, 2019, Company had paid deposits totaling $20,433 (August 31, 2019 - $14,967).

	f)	At November 30, 2019, Company had paid $225,911 to purchase equipment as described in Note 11(f). At November 30, 2019, the Company had not yet received the buildings and the amounts paid has been recorded as a deposit.

	g)	During the three months ended November 30, 2019, the Company entered into a letter of intent to form a joint venture to purchase and distribute the Company’s products as described in Note 11(g). As of November 30, 2019, the joint venture had not been formed and the amounts paid has been recorded as a deposit.

5.	Intangible assets

At August 31, 2019, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	November 30, 2019 Net carrying value $	August 31, 2019 Net carrying value $

Cannabis license application (a)	1,004,678	17,073	–	–	1,021,751	1,004,678
Formulas (b)	56,127	954	–	–	57,081	56,127
Brand name (b)	56,127	954	–	–	57,081	56,127
	1,116,932	18,981	–	–	1,135,913	1,116,932

a)	On February 13, 2019, the Company entered into an Asset Purchase Agreement (“APA”) to acquire the property and assets of Bud’s Pure Naturals Inc. for total consideration of up to 2,000,000 shares of the Company’s common stock. Pursuant to the APA, the Company has issued 1,000,000 shares of common stock on February 13, 2019. The remaining 1,000,000 shares of common stock are contingent upon the receipt of greater than $500,000 of gross profits by the Company from the acquired assets, and obtaining Cosmetic Notification Numbers from Health Canada for the products. If these events do not occur prior to February 13, 2021 then the additional shares are forfeited.

The Company assessed the acquisition and determined that the acquisition did not meet the definition of a business found in ASU 2017-01. As the acquisition does not qualify as a business acquisition, the Company accounted for the transaction as an asset acquisition. As the fair value of the consideration was more reliably measurable than the intangible assets acquired the cost of the noncash asset received was based on the fair value of the consideration given. The cost of the assets acquired was the 1,000,000 shares issued which had an estimated fair value of $112,254 (CAD$150,000).

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

5.	Intangible assets (continued)

The cost of the asset acquisition is allocated on a relative fair value basis to the net assets acquired. Based on their estimated relative fair values, the brand name had a fair value $56,127 (CAD$75,000) and the formulas acquired had a fair value of $56,127 (CAD$75,000).

The additional 1,000,000 shares issuable upon the achievement of milestones represent contingent consideration for which the contingency is yet to be resolved. As the contingent consideration did not qualify for recognition at the acquisition date or at August 31, 2019 under ASC 480 or ASC 815, the Company will recognize the additional payment when the contingency is resolved, and the additional shares are paid or become payable.

	b)	On February 13, 2019, the Company entered into two Share Purchase Agreements with the same vendors to acquire 100% of the outstanding shares of Falcon Ridge Naturals Ltd and 473650 B.C. Ltd. In consideration for the all the issued and outstanding shares of two entities, the Company paid $374,182 (CAD$500,000) cash, issued a $523,854 (CAD$700,000) promissory note and 950,000 common shares with a fair value of $106,642 (CAD$142,500). The note is non-interest bearing and due within 5 days of the date the Company receives the Health Canada License. The primary purpose of the acquisitions was to acquire a cannabis license, and the license is in the application stage and submitted to Health Canada, however approval for the license has not been received to date.

The Company assessed the acquisition and determined that the acquisitions did not meet the definition of a business found in ASU 2017-01. As the acquisitions did not qualify as business acquisitions, the Company accounted for the transactions as an asset acquisition. The cost of the asset acquisition is allocated on a relative fair value basis to the net assets acquired. The Company is required to allocate the cost to the individual assets acquired or liabilities assumed, based on their relative fair values. As the sole asset acquired by the Company was a cannabis license application the entire $1,342,500 cost of the acquisition was allocated to the license application. The cost of the license was the $374,182 (CAD$500,000) paid the $523,854 (CAD$700,000) promissory note issued and the fair value of the 950,000 common shares issued of $106,642 (CAD$142,500).

6.	Promissory Note

On May 31, 2019, as part of the asset acquisition described in Note 4(e) the Company issued a $527,125 (CAD$700,000) promissory note. The note is unsecured, non-interest bearing and due 5 days following the Company’s receipt of the Health Canada License.

7.	Equity

On July 10, 2019, the Shareholders of the Company and the Board of Directors approved the of Amendment to Our Articles of Incorporation (i) changing the name of the Corporation to Allied Corp. and (ii) increasing the authorized capital stock of the Corporation from 75,000,000 to 300,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share; and the approval of a 6.666 shares for each one share stock dividend on the Corporation’s common stock which became effective August 7, 2019 when it was accepted by FINRA. The effects of the stock split have been reflected in the financial statements.

On July 1, 2019, the Company amended the articles of incorporation to change the par value of the authorized common stock and preferred stock from $0.001 to $0.0001.

Pursuant to the Acquisition described in Note 1, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 shares of common stock.

At November 30, 2019, the Company common stock issuable of $276,000 (August 31, 2019 - $24,135).

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

8.	Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

	a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel for the three months ended November 30, 2019 and 2018 were as follows:

	November 30, 2019	November 30, 2018

Consulting fees and benefits	$216,041	$19,242

b)	Amounts due to/from related parties

In the normal course of operations the company shares certain administrative resources with companies related by common management and directors. The administrative resources and services, which were provided in the normal course of operations at rates comparable to what would have been paid to unrelated parties, were measured at the exchange. All amounts payable and receivable are non-interest bearing, unsecured and due on demand. The following table summarizes the amounts were due from related parties:

	November 30, 2019	August 31, 2019
1206217 B.C. Ltd	$1,122	$1,105
Allied Charitable Foundation	2,370	-
Equilibrium Bio Canada Corp.	3,802	3,461
Inca Hemp Corp.	-	5,706
International Animal Care	7,352	6,953
Tactical Relief LLC	20,512	3,205
Tayrona Biosciences Inc.	5,652	3,087
	$40,810	$23,517

As at November 30, 2019, the Company advanced $56,706 (August 31, 2019 - $23,517) to two former directors of the Company for future expenses. The amounts are unsecured, non-interest bearing and are due on demand.

c)	Other related party transactions

During the period ended August 31, 2019, the Company entered into a lease agreement with a company controlled by an officer of the Company. The Company and the lessor agreed to terminate this lease agreement effective May 1, 2019. During the period ended August 31, 2019 the Company paid $15,302 in relation to these leased premises.

d)	Loan payable to Allied

At August 31, 2019, the Company had received advances of $4,051,162 from Allied prior to the Acquisition described in Note 3. The amount is unsecured, non-interest bearing and are due on demand. On September 10, 2019, the Acquisition closed, and the loan was eliminated.

9.	Financial risk factors

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management processes, inclusive of documented investment policies, counterparty limits, and controlling and reporting structures. The type of risk exposure and the way in which such exposure is managed is provided as follows:

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

9.	Financial risk factors (continued)

a)	Credit risk:

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company’s primary exposure to credit risk is on its cash account. Cash accounts are held with major banks in Canada. The Company has deposited its cash with a bank from which management believes the risk of loss is low.

b)	Liquidity risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to meet liabilities when due. Accounts payable are due within the current operating period. The Company has a sufficient cash balance to settle current liabilities. The Company has a working capital deficit and requires additional financing to meet its current obligations (see Note 1).

c)	Market risk:

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or the value of its holdings of financial instruments. The objective of market risk management is to manage and control market risk exposures within acceptable parameters, while optimizing the return. The Company is not exposed to market risk.

d)	Interest rate risk:

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk, from time to time, on its cash balances. Surplus cash, if any, is placed on call with financial institutions and management actively negotiates favorable market related interest rates.

e)	Foreign exchange risk:

Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the Canadian dollar. The Company has not entered into any foreign currency contracts to mitigate risk, but manages the risk my minimizing the value of financial instruments denominated in foreign currency. The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Canadian dollars:

November 30, 2019

Balance in Canadian dollars:
Cash and cash equivalents	$303,204
Accounts payable	(87,735)
Net exposure	215,460
Balance in US dollars:	$162,256

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $16,226 for the period ended November 30, 2019 (August 31, 2019 – 92,226).

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

10.	Capital management

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to support the business and continue as a going concern. The Company considers capital to be all accounts in equity. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business. The Company has a working capital deficit and requires additional capital to finance is future business plans. The Company is not subject to any externally imposed capital requirements.

11.	Commitments

a)

On March 1, 2019, the Company entered into a Binding Letter of Intent with BwellMED International Holdings Ltd. (“BwellMED”), pursuant to which, the Company and BwellMED will amalgamate under the laws of the province of British Columbia to form Amalco (the “Amalgamation”). The stock holders of both companies will receive shares of the amalgamated company, and prior to the Amalgamation, the Company intends to advance BwellMED up to CAD$290,000 for working capital purposes. At November 30, 2019, the Company has advanced $38,054 (CAD$50,000) to BwellMED which is refundable if the amalgamation does not close and has been recorded as a deposit. The Amalgamation is subject to entering into a definitive agreement and the Amalgamation has not occurred as of the date of these financial statements.

b)	On May 22, 2019, the Company entered into an agreement to purchase an operational manufacturing facility capable of producing pharmaceutical grade medicines. Pursuant to the agreement the Company will acquire the equipment in exchange for CAD$125,000 and 250,000 common shares. The Company also agreed to pay the vendor a royalty equal to CAD$0.01 per milligram of product produced by the equipment for three years following the effective date. The maximum royalty payable is CAD$250,000 and the Company can prepay the CAD$250,000 maximum royalty at any time. As of November 30, 2019, the Company had issued 250,000 common shares with a fair value of CAD$37,500 and paid CAD$10,000. At November 30, 2019, the $36,151 (CAD$47,500) has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

c)	On May 31, 2019, the Company entered into a consulting agreement. Pursuant to the agreement the Company consultant will provide services in exchange for CAD$210,000 (paid), 215,000 shares of common stock and CAD$30,000 per month until January 1, 2020. The consulting agreement was terminated in November 2019 and as result no further fees will be paid a portion of the previous remuneration will be returned to the Company. At November 30, 2019 the Company was owed $79,069 (CAD $105,000).

d)	On August 29, 2019, the Company entered into a Share Purchase Agreement with Dorson Commercial Corp. (Dorson) to purchase all of the issued and outstanding shares of Medicolombia’s Cannabis S.A.S. (MC) held by Dorson. Pursuant to the agreement the Company will acquire all of the issued and outstanding shares of MC in exchange for $700,000 and 4,500,000 shares of Allied. The acquisition has not yet closed. At November 30, 2019, the Company had paid a $700,000 deposit and advanced funds for operations. At November 30, 2019, the $1,010,630 had been advanced to Dorson and was recorded as an advance.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements November 30, 2019 (Expressed in US Dollars)

11.	Commitments (continued)

e)

On November 6, 2018, the Company entered into two purchase agreements in to acquire two separate but lots located at 8999 Jim Bailey Road in Kelowna British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use. The Company has also entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility.

The total commitment for the two parcels of land are CAD$1,942,250 (US$ 1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the period ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020.

In November 2019, the board of directors determined the Company would to not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment to pay the value of CAD$953,700 for the land and will eligible to receive or assign the initial refundable deposit of CAD$10,000.

f)

On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at the its operation in Colombia. (Note 11(b)) The equipment has a value of CAD$658,260. The terms of the agreement require the Company full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At November 30, 2019, the $225,911 has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

g)	In September 2019, the Company entered into a letter of intent to form a joint venture to purchase and distribute the Company’s products. Pursuant to the letter of intent the Company would own 50% of the proposed joint venture and the Company will provide initial financing of $100,000 to set up the joint venture and fund initial operations. This amount will be repaid from the initial revenues of the joint venture prior to distributing dividends. At November 30, 2019, the Company had advanced $101,728 which has been recorded as a deposit.

12.	Subsequent events

Subsequent to November 30, 2019, the transaction and acquisition of Allied described in Note 11(d) was completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the period from September 10, 2018 through and including November 30, 2018 and for the three months ended November 30, 2019.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

As a result of the Reorganization Agreement and the change in business and operations of the Company, a discussion of the past financial results of the Company, formally known as Cosmo Ventures, Inc., is not pertinent, and, under generally accepted accounting principles in the United States the historical financial results of AM Biosciences, the acquirer for accounting purposes, prior to the Reorganization Agreement are considered the historical financial results of the Company.

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based Allied Corp’s audited and unaudited financial statements contained in this Current Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Allied (or “Allied” or “the Company”) is a public Nevada corporation focused on bringing to market medical cannabis in Canada initially, via our wholly-owned subsidiary AM (Advanced Micro) Biosciences, Inc. that has end stage national license applications.

Allied has plans for further international expansion into South America via acquisitions of national license holders. As a research and development company, Allied’s focus is on creating and providing targeted cannabinoid health solutions for today’s medical issues. One of our top R&D priorities is developing effective Post Traumatic Stress Disorder (PTSD)/Post Traumatic Stress Injury (PTSI) solutions.

Led by a team of experienced Industry experts, Allied will use that valuable data to properly select and secure the appropriate products and business activities to ensure the company’s success.

The Company’s vertically integrated approach focuses on sufferers of PTSD. This market includes:

•

Canadian Veterans, with initially an approximate 6,000 veterans available for first contact and onboarding, and a veteran base of approximately 650,000 in Canada from the War Service and Canadian Armed Forces

•	An additional 2,000,000+ Canadian veterans who also suffer in certain numbers from PTSD, including estimates of:

•	740,000 RCMP/Police Officers

•	925,000 Correctional Services Canada/Canadian Border Services Agency/Canadian Peace Officers

•	280,000 Firefighters (not including volunteers)

•	75,000 Paramedics

•	Potential South American market

•	Potential United States market: approximately 15 million veterans.

The Company’s additional focus is on neutraceutical products for veterans and general public through bringing hemp derived nano-technology products to market in the United States. Differentiators from our competitors potentially include the low cost, high margin production that Allied has available via Colombian Production.

Critical Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is August 31.

Basis of presentation

The financial statements have been prepared on a historical cost basis except for any financial assets and liabilities classified as available for sale.

a) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2019.

b) Intangible assets

At November 30, 2019, intangible assets include a purchased brand name and product formulas which are being amortized over their estimated useful lives of 10 years, beginning from the date the products begin to be sold. As the products have not yet been commercially manufactured or distributed for sale no amortization has been recorded.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

c) Long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three months ended November 30, 2019.

d) Foreign currency translation and functional currency conversion

Prior to September 10, 2019, the Company’s functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

The Company re-assessed its functional currency and determined as at September 10, 2019, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization. The change in functional currency was accounted for prospectively from September 10, 2019 and financial statements prior were not restated for the change in functional currency.

For periods commencing September 10, 2019, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after September 10, 2019 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains.

e) Share issuance costs

Costs directly attributable to the raising of capital are charged against the related share capital. Costs related to shares not yet issued are recorded as deferred share issuance costs. These costs are deferred until the issuance of the shares to which the costs relate, at which time the costs will be charged against the related share capital or charged to operations if the shares are not issued.

f) Research and development costs

Research and development costs are expensed as incurred.

g) Net income (loss) per common share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of November 30, 2019, the Company had no dilutive potential common shares.

h) Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

i) Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries.

Related party transactions are measured at the exchange amounts.

j) Significant accounting estimates and judgments

The preparation of the financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Although management uses historical experience and its best knowledge of the amount, events or actions to for the basis for judgments and estimates, actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and further periods if the review affects both current and future periods.

Significant estimates and assumptions included in these financial statements relate to the valuation assumptions related to the estimated useful lives and recoverability of long-lived assets, stock-based compensation, and deferred income tax assets and liabilities. Judgments are required in the assessment of the Company’s ability to continue to as going concern as described in Note 1 to the Financial Statements.

k) Financial instruments

ASC 825, “Financial Instruments,” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The financial instruments consist principally of cash, due from related parties, accounts payable, note payable, and a loan payable to Allied. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments which are categorized as loans and receivables approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

k) Financial instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as November 30, 2019:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of November 30, 2019
	$	$	$	$
Assets:
Cash	360,220	–	–	360,220

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2019.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Cash is carried at fair value using a level 1 fair value measurement. The carrying value of accounts payable approximates its fair value because of the short-term nature of the instrument.

h) Reverse Acquisitions

Identification of the Accounting Acquirer

The Company considers factors in ASC 805-10-55-10 through 55-15 in identifying the accounting acquirer. The Company uses the existence of a controlling financial interest to identify the acquirer - the entity that obtains control of the acquiree. Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following: (a) The relative voting rights in the combined entity after the business combination, where the acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities; (b) the existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest, and where the acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity; (c) the composition of the governing body of the combined entity, where the acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity; (d) the composition of the senior management of the combined entity, where the acquirer usually is the combining entity whose former management dominates the management of the combined entity; and (e) the terms of the exchange of equity interests, where the acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities, where the acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

h) Reverse Acquisitions (continued)

Pursuant to ASC Paragraph 805-40-05-2, as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity. In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired. However, application of the guidance in ASC 805-10-55-11 through 55-15 results in identifying: (a) The public entity as the acquiree for accounting purposes (the accounting acquiree); and (b) the private entity as the acquirer for accounting purposes (the accounting acquirer).

Measuring the Consideration Transferred

Pursuant to ASC 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree. Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree. The assets and liabilities of the legal acquiree are measured and recognized in the condensed consolidated financial statements at their pre-combination carrying amounts (see ASC 805-40-45-2(a)).

Presentation of Condensed Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC 805-40-45-1 and 45-2, condensed consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those condensed consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The condensed consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 ”business combinations”; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the condensed consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

h) Reverse Acquisitions (continued)

Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition; and (e) the non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in ASC 805-40-25-2 and 805-40-30-3.

Pursuant to ASC 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the condensed consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

As a result of the controlling financial interest of the former stockholders of AMBI, for financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition with AMBI deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with ASC 805-10-55 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The reverse acquisition is deemed a capital transaction and the net assets of AMBI (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of AMBI which are recorded at their historical cost. The equity of the Company is the historical equity of AMBI.

i) Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 82510) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision useful information. ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The adoption of this ASU did not have a material effect on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and, (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities are required to use a modified retrospective approach when transitioning to the ASU for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. As the Company did not have any leases the adoption of this ASU did not have a material effect on the financial statements.

Change in Fiscal Year End

Effective November 12, 2019 our Board of Directors determined to change the Company’s fiscal year end from March 31 to August 31 for each year. This Quarterly Report on Form 10-Q reflects the three month period from the Company’s most recently filed Form 10-K for the fiscal year ended August 31, 2019 through the quarter ended November 30, 2019.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the period of $458,167 and has no operations at this time which will generate revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

For the three-month periods ended November 30, 2019 and for period ended November 30, 2018, we had no revenue. Expenses for the three-month period ended November 30, 2019 totaled $458,168 resulting in a net loss of $458,168, compared to expenses for the period ended November 30, 2018, totaled $68,183 resulting in a net loss of $68,183. The net loss for the three-month period ended November 30, 2019 is a result of office and general expense of $80,971, professional fees of $146,548 and consulting fees of $174,141. The overall increase in expenses is the result in change of business and an increase in business activities.

Net Revenues

For the period from September 10, 201 through November 30, 2018 the Company had no revenues and expenses of $68,183. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Income (Loss)

For the period from September 10, 201 through November 30, 2018 the Company had a net operating loss of $68,183.

Liquidity and Capital Resources

As of November 30, 2019, the Company had $3,147,470 in current assets, consisting of $360,220 in cash, $79,069 in accounts receivable and deposits and advances if $2,652,146.

In connection with the Reorganization, during the period May 7, 2019 through June 15, 2019, a total of $1,325,000 in proceeds was raised in a private placement to 11 accredited investors at a price of $0.50 per share. In connection with this offering, the Company issued 2,650,000 shares of common stock.

During July 2019, a total of $3,000,000 in proceeds was raised in a private placement to one accredited investor at a price of $0.75 per share. In connection with this offering, the Company issued 4,000,000 shares of common stock.

In connection with its proposed business plan and currently ongoing and proposed acquisitions, the Company will be required to complete substantial and significant additional capital formation. Such formation could be through additional equity offerings, debt, bank financings or a combination of any source of financing. There can be no assurance that the Company will be successful in completion of such financings.

Capital Expenditures

For the three month period ended November 30, 2019 we had $nil capital expenditures.

MediColombias Acquisition (Colombia Licensed Producer)

In May 2019, the Company entered into an agreement to acquire a company called Medi Colombias SAS. This company is based in Colombia with a full set of licenses and a lease agreement in place to begin production on a 5 hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

This acquisition includes a high level scientific team of experts and significant capital expenditures spent on an irrigation holding pond, security towers, fencing, etc. to meet the Colombia minister of justice and minister of agriculture requirements.

The total acquisition price is $5,200,000. That price is payable (a) $185,000 USD within 5 days of signing the acquisition (this has been completed from the private placement funds); (b) $200,000 USD within 30 days of signing the acquisition (this has also been completed from private placement funds); (c) $315,000 USD within three months of signing the acquisition and (d) 4,500,000 shares of common stock valued at $1.00 USD per share.

An additional $700,000 USD will be paid to MediColombias in the form of Advanced Micro or Allied shares at a 30 day moving average market share price, once the terms noted in the following table are achieved. All of these performance-based production volumes are based upon product produced from MediColombias.

Falcon Ridge Acquisition (Canadian end-stage Licensed Producer applicant).

In May 2019, AM Biosciences closed a share purchase agreement and made the first installment payments for the acquisition of late stage Canadian Licensed Producer applicant: Falcon Ridge (the “Falcon Ridge Acquisition”).

The purchase is for a total of $2,150,000. This payment will be paid (a) $250,000 CDN due May 31, 2019 (this has been paid out of the proceeds of the $0.50 cent private placement); (b) $250,000 CDN due on or before July 01, 2019 (this has also been paid out of the proceeds of the $0.50 cent private placement); (c) $700,000 CDN due within five days of receiving full license (which we anticipate in the fourth quarter of 2019); and (d) 950,000 shares in AM Biosciences valued at $1.00 CDN per share.

We were given the approval from Health Canada as “Confirmation of Readiness” for this application.

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd.

In November 2018, AM Biosciences assumed the contract of purchase and sale of real property located at 8999 Jim Bailey Rd. This is for the purchase of two real lots of approximately 1.1 acres each. This contract of purchase and sale is set to close in the second quarter of 2020. This land will be where the Canadian Licensed Producer and product processing and extraction facility will be located. Land preparation is well underway and is expected to be ready for when the building arrives in the second quarter of 2020.

Natural Health Products Acquisition

In May 2019, as a part of the Falcon Ridge Acquisition, the management team of AM Biosciences were able to negotiate the inclusion of a natural health products catalogue of products. This includes 50 products in the natural health vertical market. Three of these products are of particular interest as they have Natural Health Products registration numbers with Health Canada. AM Biosciences can add these to the product offerings both in Canada and the United States.

Natural health vertical run of first product: “Tactical Relief™”

In June 2019, AM Biosciences was able to source, negotiate and execute and agreement to do the first packaging run of the “Tactical Relief” product that is targeted at veterans in the United States. This product is not based on THC, but rather a Hemp-derived CBD product that is targeted at the veteran community. We anticipate selling through a small 500 product launch in the second quarter of 2019. We have been able to secure distribution in Indiana, Kentucky, Tennessee and Illinois. The management and sales of this product is handled through a licensing deal with a company called Savage Consulting, LLC. Due to the national legislation in the United Sates, Allied has licensed the management of the hemp derived CBD product, Tactical Relief™ to Savage Consulting, LLC.

Xtreme Cubes construction has begun

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. This building is expected to come off of the production line in Nevada in the second quarter of 2020. We anticipate being able to extract and produce additional strain development in this building beginning third or fourth quarters 2020. The Company made an upfront payment of $230,000 USD in June 2019 and an additional payment of $903,385 in August 2019.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

The independent auditors’ report accompanying our August 31, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $1,758,970 at November 30, 2019 and net loss of $458,168.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities. In addition, the Company is in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash will be sufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of November 30, 2019, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the transition period from August 31, 2019 through November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Effective October 28, 2019 the Company issued 400,000 shares of commons stock to two accredited investors for at $0.75 per share or gross proceeds of $300,000.

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

Allied Corp. (formerly Cosmo Ventures Inc. ) (Registrant)

Date: January 21, 2020	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director Principal and Executive Officer

Date: January 21, 2020	By:	/s/ Malcolm Davidson
Malcolm Davidson
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

