Form 10-Q
period 2020-02-29
Allied Corp.
filed 2020-06-02
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of May 20, 2020, there were 84,328,780 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at February 29, 2020 (unaudited) and August 31, 2019	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended February 29, 2020 and the three months and period ended February 28, 2019 (unaudited)	5

Condensed consolidated interim statement of stockholders’ deficit for the six months ended February 29, 2020 and the period ended February 28, 2019 (unaudited)	6

Condensed consolidated statement interim of cash flows for the six months ended February 29, 2020 and the period ended February 28, 2019 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	February 29, 2020	August 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$178,160	$1,080,882
Accounts receivable	86,749	-
Amounts due from related parties (Note 12 (b))	20,596	23,517
Prepaid expenses	32,113	2,313
Loan receivable (Note 15 (f))	101,728	-
Total current assets	419,346	1,106,712

Deposits and advances (Note 5)	1,513,112	2,158,658
Operating lease right-of-use assets (Note 8)	97,014	-
Property plant and equipment (Note 6)	162,782	-
Intangible assets (Note 7)	6,938,286	1,116,932
Total assets	$9,130,540	$4,382,302

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued liabilities	$684,127	$163,287
Loan payable to Allied (Note 12 (d))	-	4,051,162
Due to related party (Note 12 (b))	69,221	-
Current portion of finance lease liabilities (Note 8)	5,873	-
Notes payable (Note 9)	521,260	523,854
Convertible note payable (Note 10)	385,350	-
Total current liabilities	1,665,831	4,738,303

Finance lease liabilities, net of current portion (Note 8)	91,141	-
Total liabilities	$1,756,972	$4,738,303

Stockholders’ equity (deficit)
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	-	-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 83,138,780 shares issued and outstanding (93,228,000 – par value $0.0001 – August 31, 2019)	8,314	9,323
Additional paid in capital	9,951,808	908,762
Common stock issuable (Note 11)	200,000	24,135
Treasury Stock	-	-
Stock subscription receivable	-	(364)
Accumulated deficit	(2,795,239)	(1,300,803)
Accumulated other comprehensive income (loss)	8,685	2,946

Total stockholders’ equity (deficit)	7,373,568	(356,001)
Total liabilities and stockholders’ equity (deficit)	$9,130,540	$4,382,302

Nature of Operations, reverse take-over transaction and Going Concern (Note 1)

Commitment (Note 15)

Subsequent Event (Note 18)

The accompanying notes form an integral part of these financial statement.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US Dollars) (Unaudited)

	For the Three Months Ended February 29, 2020	For the Three Months Ended February 28, 2019	For the Six Months Ended February 29, 2020	From Inception on September 10, 2018 to February 28, 2019

Expenses
Amortization	33,980	-	33,980	-
Charitable donations	26,254	-	99,543	-
Consulting fees	317,074	68,760	491,214	91,856
Foreign exchange	67,215	85	(3,919)	85
Office and miscellaneous	268,578	10,468	349,549	32,539
Professional fees	192,802	18,402	339,350	22,506
Rent	4,611	11,686	8,940	27,096
Research and development	-	-	8,009	-
Travel	25,355	16,103	67,370	19,605

Operating expenses	935,869	125,504	1,394,036	193,687
Loss before other expenses	(935,869)	(125,504)	(1,394,036)	(193,687)
Other expenses
Write-off of receivables	(55,983)	-	(55,983)	-
Accretion	(44,417)	-	(44,417)	-
Total other expense	(100,400)	-	(100,400)	-
Net loss	(1,036,269)	(125,504)	(1,494,436)	(193,687)
Other comprehensive income (loss) item:

Foreign currency translation adjustments	11,419	5,815	5,739	3,090

Comprehensive loss	(1,024,850)	(119,689)	(1,488,697)	(190,597)

Basic and diluted loss per share	(0.01)	(0.00)	(0.02)	(0.00)

Weighted average number of common shares outstanding	79,101,000	50,458,149	78,732,000	39,697,123

The accompanying notes form an integral part of these financial statement.

ALLIED CORP. Condensed Consolidated Interim Statements Stockholders’ of Deficit (Expressed in US Dollars) (Unaudited)

	Common stock		Treasury Stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance, August 31, 2019	93,228,000	$9,323	-	$-	$908,762	$24,135	$(364)	$(1,300,803)	$2,946	$(356,001)
Cancellation of common stock	(10,459,220)	(1,046)	-	-	1,046	-	-	-	-	-
Shares reacquired by treasury	(4,500,000)	(450)	4,500,000	450	-	-	-	-	-	-
Effect of reverse acquisition	-	-	-	-	3,953,972	15,772	364	-	-	3,970,108
Common stock subscribed	-	-	-	-	-	301,093	-	-	-	301,093
Comprehensive loss for the period	-	-	-	-	-	-	-	(458,167)	(5,680)	(463,847)

Balance, November 30, 2019	78,268,780	$7,827	4,500,000	$450	$4,863,780	$341,000	$-	$(1,758,970)	$(2,734)	$3,451,353
Shares issued for cash	370,000	37	-	-	340,963	(341,000)	-	-	-	-
Shares issued on acquisition of assets	4,500,000	450	(4,500,000)	(450)	4,500,000	-	-	-	-	4,500,000
Share subscriptions received	-	-	-	-	-	200,000	-	-	-	200,000
Beneficial conversion feature	-	-	-	-	247,065	-	-	-	-	247,065
Comprehensive loss for the period	-	-	-	-	-	-	-	(1,036,269)	11,419	(1,024,850)

Balance, February 29, 2020	83,138,780	$8,314	-	$-	$9,951,808	$200,000	$-	$(2,795,239)	$8,685	$7,373,568

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements Stockholders’ of Deficit (Expressed in US Dollars) (Unaudited)

	Common stock							Accumulated Other
	Number of shares	Amount	Treasury Stock	Additional Paid in Capital	Stock issuable	Stock subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance, September 10, 2018	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash	13,000,000	$1,300	$-	$308,823	$-	$-	$-	$-	$310,123
Comprehensive loss for the period	-	-	-	-		-	(68,183)	(2,725)	(70,908)

Balance, November 30, 2018	13,000,000	$1,300	$-	$308,823	$-	$-	$(68,183)	$(2,725)	$239,215
Issuance of common stock for cash	8,649,999	865	-	360,428	-	-	-	-	361,293
Issuance of common shares to acquire intangible assets	1,000,000	100	-	113,251	-	-	-	-	113,351
Comprehensive loss for the period	-	-	-	-	-	-	(125,504)	5,815	(119,689)

Balance, February 28, 2019	22,649,999	$2,265	$-	$782,502	$-	$-	$(193,687)	$3,090	$594,170

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

	For the Six Months Ended February 29, 2020	From Inception on September 10, 2018 to February 28, 2019
Cash provided by (used in):

Operating activities
Net loss for the period	$(1,494,436)	$(193,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	33,980	-
Accretion	44,416	-
Write-off of receivables	55,983	-
Change in operating assets and liabilities:
Increase in accounts receivable	(75,584)	-
Increase in prepaid expenses	(21,096)	-
Increase in deposits and advances	505,764	-
Increase in due from related parties	(14,185)	(6,080)
Increase in accounts payable and accrued liabilities	12,452	1,156,561

	(952,706)	956,794
Investing activities
Purchase of intangible assets	-	(1,212,715)
Purchase of property plant and equipment	(32,190)
Cash obtained from acquisition of assets (Note 3 & 4)	24,668	-
Cash paid and advances for the acquisition of assets (Note 4)	(1,010,630)	-
	(1,018,152)	(1,212,715)
Financing activities
Proceeds from the convertible note payable	588,000	-
Proceeds from the issuance of common stock, net	276,000	664,493
Proceeds for subscriptions of stock issuable	200,000	-
	1,064,000	664,493
Effect of exchange rate on changes on cash	4,136	3,090
(Decrease) Increase in cash	(902,722)	411,662
Cash, beginning of period	1,080,882	-
Cash, end of period	$178,160	$411,662

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	-

Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

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

On February 17, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Medicolombia’s Cannabis S.A.S (Medicolombia). see Note 4. The assets, liabilities and results of Medicolombia are consolidated in these financial statements beginning from the February 17, 2020 acquisition date.

b)	Reverse take-over transaction (RTO)

On July 25, 2019, as amended effective August 27, 2019, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of AM (Advanced Micro) Biosciences, Inc (“AM Biosciences”). Effective September 10, 2019, the parties closed the Reorganization Agreement (the “Acquisition”). As part of the transaction, Pacific Capital Investment Group, Inc., the then majority shareholder of Allied (the “Allied Shareholder”) delivered 51,200,014 shares of common stock, representing approximately 65.25% of the outstanding equity of Allied Corp. to SECFAC Exchange Corp. on behalf of the prior shareholders of AM Biosciences and certain other designees of AM Biosciences. Further, as part of the transaction, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 shares of common stock. As a consequence, immediately subsequent to the close of the Reorganization Agreement, Allied had 78,468,780 shares of common stock outstanding.

Pursuant to the Reorganization Agreement, effective on September 10, 2019, the Company acquired 100% of the issued and outstanding equity of AM Biosciences. As consideration for the equity of AM Biosciences, the Allied Shareholder issued and delivered 51,200,014 shares of common stock, representing approximately 65.25% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the previous shareholders of AM Biosciences and other designees of AM Biosciences.

The Reorganization Agreement constitutes a reverse acquisition, such that AM Biosciences acquired control of Allied Corp. At the time of the Reorganization Agreement the operations of both Allied Corp. and AM Biosciences did not constitute businesses under ASC 805 “Business Combinations” and accordingly the transaction is considered a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Under this method of accounting, AM Biosciences was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the acquisition: (i) AM Biosciences’ stockholders owned a substantial majority of the voting rights in the combined company, (ii) AM Biosciences designated a majority of the members of the initial board of directors of the combined company, and (iii) AM Biosciences’ senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the acquisition, the net assets of the Company were recorded at their acquisition-date relative fair values in the condensed consolidated financial statements of the Company and the reported operating results prior to the acquisition will be those of AM Biosciences.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

c)	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the period of $1,494,436, has no operations at this time which will generate revenue and as at February 29, 2020 has a working capital deficit of $1,246,485. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

On January 4, 2018, United States Attorney General Jeff Sessions issued a memorandum to United States district attorneys (the "“Sessions Memorandum"”) which rescinded previous guidance from the United States Department of Justice specific to cannabis enforcement in the United States, including the Cole Memorandum. With the Cole Memorandum rescinded, United States federal prosecutors no longer have guidance relating to the exercise of their discretion in determining whether to prosecute cannabis related violations of United States federal law. In response to the Sessions Memorandum, on April 13, 2018, the United States President Donald Trump promised Colorado Senator Cory Gardner that he will support efforts to protect states that have legalized cannabis. Nevertheless, a significant change in the federal government's enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to the Company. The Company may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

Given the current illegality of cannabis under United States federal law, the Company's ability to access both public and private capital may be hindered by the fact that certain financial institutions are regulated by the United States federal government and are thus prohibited from providing financing to companies engaged in cannabis related activities. The Company's ability to access public capital markets in the United States is directly hindered as a result. The Company may, however, be able to access public and private capital markets in Canada in order to support continuing operations.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

2.	Significant accounting policies

a)	Business Presentation

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2020, and the results of its operations for the six months ended February 29, 2020 and cash flows for the six months ended February 29, 2020. The results of operations for the period ended February 29, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

b)	Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within six months when acquired. The Company did not have any cash equivalents as of February 29, 2020.

c)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

2.	Significant accounting policies (continued)

d)	Intangible assets

At February 29, 2020, intangible assets include a purchased brand name, license application, product formulas and licenses which are being amortized over their estimated useful lives of 3 to 10 years. The Company’s purchased brand name and product formula’s are amortized beginning from the date the products begin to be sold on a straight-line basis. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. As the products have not yet been commercially manufactured or distributed for sale no amortization has been recorded of the purchased brand name or product formulas, the licenses have been amortized from the date of acquisition.

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

e)	Long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the six months ended February 29, 2020.

f)	Foreign currency translation and functional currency conversion

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

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

2.	Significant accounting policies (continued)

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

g)	Share issuance costs

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

h)	Research and development costs

Research and development costs are expensed as incurred.

i)	Net income (loss) per common share

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of February 29, 2020, the Company had no dilutive potential common shares.

j)	Income taxes

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

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

2.	Significant accounting policies (continued)

k)	Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

l)	Significant accounting estimates and judgments

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

m)	Financial instruments

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The financial instruments consist principally of cash, due from related parties, accounts payable, note payable, and a loan payable to Allied. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

2.	Significant accounting policies (continued)

Company believes that the recorded values of all other financial instruments which are categorized as loans and receivables approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as February 29, 2020:

	Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 29,
	(Level 1)	(Level 2)	(Level 3)	2020

Assets:
Cash	178,160	–	–	178,160

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 29, 2020.

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

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

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

Presentation of Condensed Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC 805-40-45-1 and 45-2, condensed consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those condensed consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The condensed consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "Business Combinations"; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the condensed consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

2.	Significant accounting policies (continued)

l)	Reverse Acquisitions (continued)

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

Presentation of Condensed Consolidated Financial Statements Post Reverse Acquisition (continued)

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries AM Biosciences effective from the date of the reverse take—over transaction on September 10, 2019 and Medicolombia (from the date of acquisition, February 17, 2020). All intercompany balances and transactions have been eliminated upon consolidation.

n)	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. As the Company did not have any leases the adoption of this ASU did not have a material effect on the financial statements.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

2.	Significant accounting policies (continued)

n)	Leases (continued)

The Company determines if an arrangement contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases with terms greater than twelve months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Unless a lease provides all of the information required to determine the implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. The Company uses the implicit interest rate in the lease when readily determinable.

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 8 – Leases.

o)	Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision useful information. ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The adoption of this ASU did not have a material effect on the financial statements.

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

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

3.	Reverse Take-over Transaction

Pursuant to the Reorganization Agreement (see Note 1 (b)), effective on September 10, 2019, the Company acquired 100% of the issued and outstanding equity of AM Biosciences (the “Acquisition”). As consideration for the equity of AM Biosciences, the Allied Shareholder issued and delivered 51,200,014 shares of common stock, representing approximately 65.42% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the previous shareholders of AM Biosciences and other designees of AM Biosciences.

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

The total purchase price paid in the Acquisition has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Acquisition. The following summarizes the purchase price paid in the Acquisition:

Number of shares of the combined organization owned by the Company’s pre-Merger stockholders	27,068,766
Multiplied by the fair value per share of AM Bioscience’s common stock	$0.1142
Fair value of consideration issued to effect the Merger	$3,091,253

The total purchase price of $3,091,253 was allocated to the fair value of the net assets of Allied as follows:

Cash	$12,894
Other current assets	9,527
Advances receivable	4,072,166
Current liabilities	(99,386)
Effect of RTO on equity	(903,948)
Purchase price	$3,091,253

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

4.	Acquisition of Medicolombia

On August 29, 2019, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Dorson Commercial Corp. (Dorson) to purchase all of the issued and outstanding shares of Medicolombia Cannabis S.A.S. (Medicolombia) held by Dorson. Pursuant to the Purchase Agreement the purchase price of Medicolumbia is $700,000 and 4,500,000 shares of Allied. The Company closed and completed the acquisition of Medicolombia on February 17, 2020. During the period leading up to the acquisition, the Company made additional advances to Dorson and Medicolombia totaling $310,630.

The Company determined that Medicolombia did not meet the definition of a business found in ASC 805 Business Combinations. As the purchase of Medicolombia does not qualify as a business acquisition, the Company accounted for the transaction as an asset acquisition. As the fair value of the purchase price consideration paid was more reliably measurable than the assets acquired the cost of the non-cash assets received was based on the fair value of the consideration given.

The cost of the asset acquisition is allocated on a fair value basis to the net assets acquired. The Company allocated the cost of the assets as follows:

Purchase Price

Cash	$700,000
Cash advances	310,630
Common stock issued	4,500,000
Liabilities assumed	576,273
Total Purchase Price	$6,086,903

Fair Value of Assets Acquired
Cash	$11,774
Other assets	11,165
Right of use asset	100,720
Property, plant and equipment	125,957
Licenses	5,837,287
Total assets acquired	$6,086,903

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

5.	Deposits and advances

	February 29, 2020	August 31, 2019

a) Towards the purchase of prefabricated buildings	$1,219,239	$1,199,081
b) Acquisition of shares on Dorson Commercial Corp	-	871,645
c) Acquisition of Activated Nano	36,151	35,547
d) Acquisition of BwellMED	-	37,418
e) Refundable deposits towards future land acquisitions	31,812	14,967
f) Vitalis equipment deposit	225,910	-
Total deposits and advances	$1,513,112	$2,158,658

a)	At February 29, 2020, Company had paid $1,219,239 (August 31, 2019 - $1,199,081) to purchase prefabricated buildings. At February 29, 2020, the Company had not yet received the buildings and the amounts paid has been recorded as a deposit.

b)	At February 29, 2020, Company had recorded $Nil (August 31, 2019 - $871,645) of deposits and advances relating to the acquisition described in Note 4. On February 17, 2020, the acquisition closed and the deposits and advances were applied to the purchase price and eliminated against intercompany accounts.

c)	At February 29, 2020, Company had recorded $36,151 (August 31, 2019 - $35,547) of deposits and advances relating to the acquisition described in Note 11(b).

d)	At February 29, 2020, Company had recorded $nil (August 31, 2019 - $37,418) of deposits and advances relating to the acquisition described in Note 11(a). During the six months ended February 29, 2020, the Company wrote off $38,054 of advances.

e)	At February 29, 2020, the Company has entered into two purchase and sale agreements to acquire land as described in note 11(d). At February 29, 2020, Company had paid deposits totaling $31,812 (August 31, 2019 - $14,967).

f)	At February 29, 2020, Company had paid $225,910 to purchase equipment as described in Note 11(e). At February 29, 2020, the Company had not yet received the equipment and the amounts paid has been recorded as a deposit.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

6.	Property plant and equipment

At February 29, 2020, property plant and equipment consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	February 29, 2020 Net carrying value $	August 31, 2019 Net carrying value $

Construction in progress	112,012	(3,797)	–	–	108,215	–
Equipment	50,976	(675)	–	–	50,301	–
Office equipment	420	(15)	–	–	405	–
Computer equipment	1,763	(65)	–	–	1,698	–
Land equipment	2,246	(83)	–	–	2,163	–
	167,417	(4,635)	–	–	162,782	–

7.	Intangible assets

At February 29, 2020, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	February 29, 2020 Net carrying value $	August 31, 2019 Net carrying value $

Cannabis license application (a)	1,004,678	17,073	–	–	1,021,751	1,004,678
Formulas (b)	56,127	954	–	–	57,081	56,127
Brand name (b)	56,127	954	–	–	57,081	56,127
Cannabis licenses (c)	5,837,287	(934)	(33,980)	–	5,802,373	–
	6,954,219	18,047	(33,980)	–	6,938,286	1,116,932

a)	On February 13, 2019, the Company entered into an Asset Purchase Agreement (“APA”) to acquire the property and assets of Bud’s Pure Naturals Inc. for total consideration of up to 2,000,000 shares of the Company’s common stock. Pursuant to the APA, the Company has issued 1,000,000 shares of common stock on February 13, 2019. The remaining 1,000,000 shares of common stock are contingent upon the receipt of greater than $500,000 of gross profits by the Company from the acquired assets, and obtaining Cosmetic Notification Numbers from Health Canada for the products. If these events do not occur prior to February 13, 2021 then the additional shares are forfeited.

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

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

7.	Intangible assets (continued)

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

c)

On February 17, 2020, the Company acquired $5,837,287 of licenses as part of the Medicolumbia acquisition described in Note 4. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company has recorded amortization of these licenses of $33,980 for the period ended February 29, 2020.

8.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a ROU model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet. The adoption of Topic 842 did not result in any adjustment to retained earnings.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

8.	Leases (continued)

The Company did not have any leases until the acquisition of Medicolombia during the six months ended February 29, 2020. The acquisition resulted in the addition of $97,014 of operating lease assets and liabilities.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At February 29, 2020, the Company did not have any finance leases.

At February 29, 2020, the weighted average remaining operating lease term was 10 years and the weighted average discount rate associated with operating leases was 10%.

The following table provides supplemental cash flow and other information related to leases for the year ended February 29, 2020:

Future minimum lease payments related to lease obligations are as follows:

2020	7,655
2021	15,310
2022	15,310
2023	15,310
2024	15,310

Thereafter	85,485

Total minimum lease payments	154,380

Less: amount of lease payments representing effects of discounting	(57,366)

Present value of future minimum lease payments	97,014

Less: current obligations under leases	(5,873)

Long-term lease obligations	91,141

9.	Promissory Note

On May 31, 2019, as part of the asset acquisition described in Note 4(e) the Company issued a $521,260 (CAD$700,000) promissory note. The note is unsecured, non-interest bearing and due 5 days following the Company’s receipt of the Health Canada License.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

10.	Convertible Note

On January 23, 2020, the Company issued two convertible notes with an aggregate fair value of $600,000 (the “Notes”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The note matures on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2020, the conversion features and warrants would not meet derivative classification.

The relative fair values of the convertible note and the warrants were $470,467 and $117,533 respectively. The effective conversion price was then determined to be $0.98. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $129,533 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $117,534 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $352,933. The beneficial conversion feature of $129,533, the original issue discount of $12,000 and the relative fair value of the warrants of $117,534 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $340,933. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. During the period ended February 29, 2020, the Company recorded accretion of discount of $44,417 increasing the carrying value of the loan to $385,350. As at February 29, 2020, the Company has recorded accrued interest of $6,082.

11.	Equity

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

On July 10, 2019, the Company amended the articles of incorporation to change the par value of the authorized common stock and preferred stock from $0.001 to $0.0001.

Pursuant to the Acquisition described in Note 1, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 shares of common stock. Further 4,500,000 shares of common stock were returned to treasury for re-issuance as consideration for the acquisition of assets described in Note 4.

On December 1, 2019, the Company issued 130,000 common shares at $0.50 per share, for which gross cash proceeds of $265,000 had previously been received.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

11.	Equity (continued)

In January 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000. The Company paid cash finders fees of $24,000 as part of the financing.

At February 29, 2020, the Company had 160,000 (August 31, 2019 - 215,000) shares of common stock issuable for gross proceeds of $200,000 (August 31, 2019 – 32,250) August 31, 2019.

12.	Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel for the six months ended February 29, 2020 and 2018 were as follows:

	February 29, 2020	February 28, 2019

Consulting fees and benefits	$310,220	$69,214

b)	Amounts due to/from related parties

In the normal course of operations the company shares certain administrative resources with companies related by common management and directors. The administrative resources and services, which were provided in the normal course of operations, were measured at the exchange. All amounts payable and receivable are non-interest bearing, unsecured and due on demand. The following table summarizes the amounts were due from related parties:

	February 29, 2020	August 31, 2019

1206217 B.C. Ltd	$-	$1,105
Equilibrium Bio Canada Corp.	-	3,461
Inca Hemp Corp.	-	5,706
International Animal Care	-	6,953
Tactical Relief LLC	20,596	3,205
Tayrona Biosciences Inc.	-	3,087
	$20,596	$23,517

As at February 29, 2020, the Company advanced $20,596 (August 31, 2019 - $23,517) to related parties for future expenses. During the six months ended February 29, 2020, the Company wrote off $17,929 of amounts due from related parties. At February 29, 2020, the Company owed $69,221 to shareholders (August 31, 2019 - $nil). At February 29, 2020, the Company also owed $4,878 to the Chief Executive Officer which was included in accounts payable. The amounts are unsecured, non-interest bearing and are due on demand.

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

12.	Related party transactions and balances (continued)

c)	Other related party transactions

During the period ended August 31, 2019, the Company entered into a lease agreement with a company controlled by an officer of the Company. The Company and the lessor agreed to terminate this lease agreement effective May 1, 2019. During the period ended August 31, 2019 the Company paid $15,302 in relation to these leased premises.

d)	Loan payable to Allied

At August 31, 2019, the Company had received advances of $4,051,162 from Allied prior to the Acquisition described in Note 11. The amount is unsecured, non-interest bearing and are due on demand. On September 10, 2019, the Acquisition closed, and the loan was eliminated.

13.	Financial risk factors

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company's approach to managing liquidity is to ensure that it will have sufficient liquidity to meet liabilities when due. Accounts payable are due within the current operating period. The Company has a working capital deficit and requires additional financing to meet its current obligations (see Note 1).

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

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

13.	Financial risk factors (continued)

e)	Foreign exchange risk:

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

February 29, 2020
Balance in Canadian dollars:
Cash and cash equivalents	$114,690
Accounts payable	(172,200)
Net exposure	(57,510)
Balance in US dollars:	$(48,603)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $4,860 for the period ended February 29, 2020 (August 31, 2019 – $92,226).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

February 29, 2020
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$35,000,000
Accounts receivable	61,307,769
Net exposure	96,307,769
Balance in US dollars:	$(27,305)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $2,731 for the period ended February 29, 2020 (August 31, 2019 – $Nil).

14.	Capital management

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

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

15.	Commitments

a)

On March 1, 2019, the Company entered into a Binding Letter of Intent with BwellMED International Holdings Ltd. (“BwellMED”), pursuant to which, the Company and BwellMED will amalgamate under the laws of the province of British Columbia to form Amalco (the “Amalgamation”). The stock holders of both companies will receive shares of the amalgamated company, and prior to the Amalgamation, the Company intends to advance BwellMED up to CAD$290,000 for working capital purposes. At February 29, 2020, the Company has advanced $38,054 (CAD$50,000) to BwellMED which is refundable if the amalgamation does not close and has been recorded as a deposit. The Amalgamation is subject to entering into a definitive agreement and the Amalgamation has not occurred as of the date of these financial statements. During the six months ended February 29, 2020, the Company has written of the advance of $38,054.

b)

On May 22, 2019, the Company entered into an agreement to purchase manufacturing equipment designed to produce pharmaceutical grade medicines. Pursuant to the agreement the Company will acquire the equipment in exchange for CAD$125,000 and 250,000 common shares. The Company also agreed to pay the vendor a royalty equal to CAD$0.01 per milligram of product produced by the equipment for three years following the effective date. The maximum royalty payable is CAD$250,000 and the Company can prepay the CAD$250,000 maximum royalty at any time. As of February 29, 2020, the Company had issued 250,000 common shares with a fair value of CAD$37,500 and paid CAD$10,000. At February 29, 2020, the $36,151 (CAD$47,500) has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

c)

On May 31, 2019, the Company entered into a consulting agreement. Pursuant to the agreement the Company consultant will provide services in exchange for CAD$210,000 (paid), 215,000 shares of common stock and CAD$30,000 per month until January 1, 2020. The consulting agreement was amended in November 2019 and as result no further fees will be paid. A portion of the previous remuneration has been returned to the Company on November 28, 2019. At February 29, 2020 the Company was owed $69,367 (CAD $90,000).

d)

On November 6, 2018, the Company signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use. The Company has also entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility.

The total commitment for the two parcels of land are CAD$1,942,250 (US$ 1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the period ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020.

In November 2019, the board of directors determined the Company would to not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment to pay the value of CAD$953,700 for the land and will eligible to receive or assign the initial refundable deposit of CAD$10,000. Subsequent to February 29, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non related party Refer to Note 18(a).

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

15.	Commitments (continued)

e)	On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at the its operation in Colombia. (Note 11(b)) The equipment has a value of CAD$658,260. The terms of the agreement require the Company full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At February 29, 2020, the $225,911 has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

f)	In September 2019, the Company entered into a letter of intent to form a 50:50 owned joint venture (“CBD Asia”) to purchase and distribute the Company’s products into Asia. Pursuant to the letter of intent the Company would own 50% of the proposed joint venture and the Company provided a loan of $100,000 to set up the joint venture and fund initial operations. This amount will be repaid from the initial revenues of the joint venture prior to distributing dividends. In December 2019, the Company signed a definitive agreement consistent to the terms of the letter of intent. At February 29, 2020, the Company had advanced $101,728 which has been recorded as a loan.

16.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2019		-
Issued	240,000	1.25
Balance, February 29, 2020	240,000	1.25

As at February 29, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

240,000	1.25	January 23, 2021

ALLIED CORP. Notes to Consolidated Interim Financial Statements February 29, 2020 (Expressed in US Dollars) (Unaudited)

17.	Non-cash activities

	For the Six Months Ended February 29, 2020	From Inception on September 10, 2018 to February 28, 2019
Non-cash activities:
Common stock issued pursuant to asset acquisitions	4,500,000	113,351
Beneficial conversion feature	129,533	-
Relative fair value of warrants issued with convertible note	117,534	-
Original debt discount against convertible notes	12,000	-
Net liabilities acquired in Medicolombias Acquisition	(301,328)	-

18.	Subsequent events

a)	In May 2020, the Company entered into an assignment agreement with a third-party to assign the contract to purchase Lot 1 as described in Note 15 (d) to the third-party.

b)	On March 6, 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000.

c)	On March 9, 2020, the Company issued 200,000 shares of common stock at $1.25 per share for gross proceeds of $250,000

d)	On March 12, 2020, the Company issued 176,000 common shares at $1.25 per share for cash proceeds of $150,000, with 56,000 shares being paid as a finder’s fee.

e)	On May 20, 2020, the Company issued 16,000 common shares at $1.25 per share as payment of finders fee relating the $200,000 received stock issuable for 160,000 common shares during the period ended February 29, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the period from September 10, 2018 through and including February 28, 2019 and for the three and six months ended February 29, 2020.

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

Allied has expanded internationally into South America via acquisitions of national license holders. As a research and development company, Allied’s focus is on creating and providing targeted cannabinoid health solutions for today’s medical issues. One of our top R&D priorities is developing effective Post Traumatic Stress Disorder (PTSD)/Post Traumatic Stress Injury (PTSI) solutions.

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

a) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 29, 2020.

b) Intangible assets

At February 29, 2020, intangible assets include a purchased brand name, license application, product formulas and licenses which are being amortized over their estimated useful lives of 3 to 10 years. The Company’s purchased brand name and product formula’s are amortized beginning from the date the products begin to be sold on a straight-line basis. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. As the products have not yet been commercially manufactured or distributed for sale no amortization has been recorded of the purchased brand name or product formulas, the licenses have been amortized from the date of acquisition.

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

c) Long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three months ended February 29, 2020.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of February 29, 2020, the Company had no dilutive potential common shares.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as February 29, 2020:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of February 29, 2020
	$	$	$	$
Assets:
Cash	178,160	–	–	178,160

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 29, 2020.

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

i) Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. As the Company did not have any leases the adoption of this ASU did not have a material effect on the financial statements.

The Company determines if an arrangement contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases with terms greater than twelve months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Unless a lease provides all of the information required to determine the implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. The Company uses the implicit interest rate in the lease when readily determinable.

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 8 – Leases.

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

Change in Fiscal Year End

Effective November 12, 2019 our Board of Directors determined to change the Company’s fiscal year end from March 31 to August 31 for each year. This Quarterly Report on Form 10-Q reflects the three and six month period from the Company’s most recently filed Form 10-K for the fiscal year ended August 31, 2019 through the quarter ended February 29, 2020.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 29, 2020 of $1,494,436 and has no operations at this time which will generate revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Six Months Ended February 29, 2020

For the six-month period ended February 29, 2020 and for the period ended February 28, 2019, we had no revenue. Operating expenses for the six-month period ended February 29, 2020 totaled $1,394,036. Operating expenses for the six-month period ended February 29, 2020 is mainly a result of office and general expense of $349,549, professional fees of $339,350 and consulting fees of $491,214. Operating expenses for the period ended February 28, 2019 totaled $193,687. Operating expenses for the period ended February 28, 2019 is mainly a result of office and general expense of $32,539, professional fees of $22,506 and consulting fees of $91,856. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The overall increase in operating expenses during the six-month period ended February 29, 2020 is the result in change of business and an increase in business activities.

During the six-month period ended February 29, 2020, the Company wrote off receivables of $55,983 and recorded accretion of $44,417. The Company did not have comparable expenses during the period ended February 28, 2019.

As a result of the changes described above, net loss from operations after income taxes increased to $1,494,436 during the six months ended February 29, 2020 compared to $193,687 during the period ended February 28, 2019.

Three Months Ended February 29, 2020

For the three-month period ended February 29, 2020 and for the three-month period ended February 28, 2019, we had no revenue. Operating expenses for the three-month period ended February 29, 2020 totaled $935,869. Operating expenses for the three-month period ended February 29, 2020 is mainly a result of office and general expense of $268,578, professional fees of $192,802 and consulting fees of $317,074. Operating expenses for the three-month period ended February 28, 2019 totaled $125,504. Operating expenses for the three-month period ended February 28, 2019 is mainly a result of office and general expense of $10,468, professional fees of $18,402 and consulting fees of $68,760. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The overall increase in operating expenses during the three-month period ended February 29, 2020 is the result in change of business and an increase in business activities.

During the three-month period ended February 29, 2020, the Company wrote off receivables of $55,983 and recorded accretion of $44,417. The Company did not have comparable expenses during the three-month period ended February 28, 2019.

As a result of the changes described above, net loss from operations after income taxes increased to $1,036,269 during the three months ended February 29, 2020 compared to $125,504 during the three months ended February 28, 2019.

Liquidity and Capital Resources

As of February 29, 2020, the Company had $419,346 in current assets, consisting mainly of $178,160 in cash, and $86,749 in accounts receivable. Other assets include deposits and advances of $1,513,112.

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

On December 1, 2019, the Company issued 530,000 common shares including 50,000 to a director of the Company at $0.50 per share for cash proceeds of $265,000.

In January 2020, the Company issued 400,000 shares of common stock at $1.25 per share for cash proceeds of $500,000. The Company paid cash finders fees of $24,000 as part of the financing.

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

Capital Expenditures

For the six month period ended February 29, 2020 the company purchased property plant and equipment of $32,190 and paid net cash of $688,226 pursuant to an asset acquisition. During the period ended February 28, 2019, the Company purchased intangible assets with cash of $1,212,715.

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

This acquisition includes a team of experts and significant expenditures spent on an irrigation holding pond, security towers, fencing, etc. to meet the Colombia minister of justice and minister of agriculture requirements.

Pursuant to the agreement the Company acquired all of the issued and outstanding shares of Medicolombia in exchange for $700,000 and 4,500,000 shares of Allied valued at $1.00 per share. The Company closed and completed the acquisition on February 17, 2020.

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

Xtreme Cubes construction has begun

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. This building is expected to come off of the production line in Nevada in the second quarter of 2020. We anticipate being able to extract and produce additional strain development in this building beginning third or fourth quarters 2020. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $2,795,239 at February 29, 2020 and net loss of $1,494,436.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of February 29, 2020, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the transition period from August 31, 2019 through February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have recently commenced litigation against certain former officers and directors of the Company. Otherwise, we are not currently involved in any pending litigation or legal proceeding.

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

On December 1, 2019, the Company issued 530,000 common shares including 50,000 to a director of the Company at $0.50 per share for cash proceeds of $265,000.

In January 2020, the Company issued 400,000 shares of common stock at $1.25 per share for cash proceeds of $500,000. The Company paid cash finders fees of $24,000 as part of the financing.

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

Allied Corp. (formerly Cosmo Ventures Inc. ) (Registrant)

Date: May 31, 2020	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director Principal and Executive Officer

Date: May 31, 2020	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

