Form 10-Q
period 2020-05-31
Allied Corp.
filed 2020-07-15
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

_______________________________________________________

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

As of July 14, 2020, there were 84,890,780 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED CORP.

(Formerly Cosmo Ventures Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at May 31, 2020 (unaudited) and August 31, 2019	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended May 31, 2020 and the period ended May 31, 2019 (unaudited)	5

Condensed consolidated interim statement of stockholders’ equity (deficiency) for the three and nine months ended May 31, 2020 and the period ended May 31, 2019 (unaudited)	6

Condensed consolidated statement interim of cash flows for the nine months ended May 31, 2020 and the period ended May 31, 2019 (unaudited)	7

Notes to the unaudited condensed consolidated interim financial statements	8

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	May 31, 2020	August 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$39,384	$1,080,882
Accounts receivable	69,382	-
Inventory	46,839	-
Amounts due from related parties (Note 12 (b))	20,596	23,517
Prepaid expenses	144,318	2,313
Loan receivable (Note 15 (f))	101,728	-
Total current assets	422,247	1,106,712

Deposits and advances (Note 5)	2,125,933	2,158,658
Right-of-use assets (Note 8)	90,002	-
Property, plant and equipment (Note 6)	220,887	-
Intangible assets (Note 7)	6,678,706	1,116,932
Total assets	$9,537,775	$4,382,302

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,500,504	$163,287
Loan payable to Allied (Note 12 (d))	-	4,051,162
Due to related party (Note 12 (b))	51,584	-
Current portion of lease liabilities (Note 8)	5,728	-
Notes payable (Note 9)	507,725	523,854
Convertible note payable (Note 10)	510,181	-
Total current liabilities	2,575,722	4,738,303

Lease liabilities, net of current portion (Note 8)	85,217	-
Total liabilities	$2,660,939	$4,738,303

Stockholders’ equity (deficiency)
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 83,930,780 shares issued and outstanding (93,228,000 – par value $0.0001 – August 31, 2019)	8,393	9,323
Additional paid in capital	10,851,729	908,762
Common stock issuable (Note 11)	-	24,135
Stock subscription receivable	-	(364)
Accumulated deficit	(4,009,463)	(1,300,803)
Accumulated other comprehensive income	26,177	2,946

Total stockholders’ equity (deficiency)	6,876,836	(356,001)
Total liabilities and stockholders’ equity (deficiency)	$9,537,775	$4,382,302

Going Concern (Note 1(c))

Commitments (Note 15)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed interim financial statement.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US Dollars) (Unaudited)

	For the Three Months Ended May 31, 2020	For the Three Months Ended May 31, 2019	For the Nine Months Ended May 31, 2020	From Inception on September 10, 2018 to May 31, 2019

Expenses
Amortization	$263,885	$-	$297,865	$-
Charitable donations	51,930	52,341	151,473	52,341
Consulting fees	262,152	401,203	753,666	493,059
Foreign exchange loss (gain)	(53,314)	886	(57,233)	971
Office and miscellaneous	338,849	30,559	689,616	63,098
Professional fees	161,680	91,454	501,030	113,960
Rent	9,884	10,944	18,824	38,040
Research and development	-	-	8,009	-
Travel	48,787	74,417	116,157	94,022

Operating expenses	1,083,853	661,804	2,479,107	855,491
Loss before other expenses	(1,083,853)	(661,804)	(2,479,107)	(855,491)
Other expenses
Write-off of receivables	-	-	(54,765)	-
Accretion	(130,371)	-	(174,788)	-
Total other expense	(130,371)	-	(229,553)	-
Net loss	(1,214,224)	(661,804)	(2,708,660)	(855,491)
Other comprehensive income (loss) item:

Foreign currency translation adjustments	17,492	(5,389)	23,231	(2,299)

Comprehensive loss	$(1,196,732)	$(667,193)	$(2,685,429)	$(857,790)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	83,717,650	57,989,497	83,164,240	43,350,224

The accompanying notes form an integral part of these unaudited consolidated condensed interim financial statement.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ of Equity (Deficiency) (Expressed in US Dollars) (Unaudited)

	Common stock		Treasury Stock						Accumulated
	Number of shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Stock issuable	Stock subscription receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Total

Balance, August 31, 2019	93,228,000	$9,323	-	$-	$908,762	$24,135	$(364)	$(1,300,803)	$2,946	$(356,001)
Cancellation of common stock	(10,459,220)	(1,046)	-	-	1,046	-	-	-	-	-
Shares reacquired by treasury	(4,500,000)	(450)	4,500,000	450	-	-	-	-	-	-
Effect of reverse acquisition	-	-	-	-	3,953,972	15,772	364	-	-	3,970,108
Common stock subscribed	-	-	-	-	-	301,093	-	-	-	301,093
Comprehensive loss for the period	-	-	-	-	-	-	-	(458,167)	(5,680)	(463,847)

Balance, November 30, 2019	78,268,780	$7,827	4,500,000	$450	$4,863,780	$341,000	$-	$(1,758,970)	$(2,734)	$3,451,353
Shares issued for cash	370,000	37	-	-	340,963	(341,000)	-	-	-	-
Shares issued on acquisition of assets	4,500,000	450	(4,500,000)	(450)	4,500,000	-	-	-	-	4,500,000
Share subscriptions received	-	-	-	-	-	200,000	-	-	-	200,000
Beneficial conversion feature	-	-	-	-	247,065	-	-	-	-	247,065
Comprehensive loss for the period	-	-	-	-	-	-	-	(1,036,269)	11,419	(1,024,850)

Balance, February 29, 2020	83,138,780	$8,314	-	-	$9,951,808	$200,000	$-	$(2,795,239)	$8,685	$7,373,568
Shares issued for cash	720,000	72	-	-	899,928	(200,000)	-	-	-	700,000
Shares issued for finders fees	72,000	7	-	-	(7)	-	-	-	-	-
Comprehensive loss for the period	-	-	-	-	-	-	-	(1,214,224)	17,492	(1,196,732)

Balance, May 31, 2020	83,930,780	$8,393	-	-	$10,851,729	$-	$-	$(4,009,463)	$26,177	$6,876,836

 The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

	For the Nine Months Ended May 31, 2020	From Inception on September 10, 2018 to May 31, 2019
Cash provided by (used in):

Operating activities
Net loss for the period	$(2,708,660)	$(855,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	297,865
Accretion	174,788	-
Write-off of receivables	54,765	-
Consulting services paid by shares issuable	-	24,135
Change in operating assets and liabilities:
Increase in accounts receivable	(58,217)	-
Increase in inventory	(46,839)	-
Increase in prepaid expenses	(133,301)	-
Increase in deposits and advances	(105,839)	(1,444,179)
Increase in due from related parties	(14,185)	-
Increase of due to related party	-	44,379
Increase in accounts payable and accrued liabilities	813,863	1,472,701

	(1,725,760)	(758,456)
Investing activities
Purchase of intangible assets	-	(182,509)
Purchase of property plant and equipment	(96,097)	-
Cash obtained from acquisition of assets (Note 3 & 4)	24,668	-
Cash paid and advances for the acquisition of assets (Note 4)	(1,010,630)	-
	(1,082,059)	(182,509)

Financing activities
Proceeds from the convertible note payable	588,000	-
Proceeds from related party loan	-	493,068
Proceeds from the issuance of common stock, net	1,176,000	671,052
Lease payments	(3,507)	-
	1,760,493	1,164,120

Effect of exchange rate on changes on cash	5,828	(2,299)
(Decrease) Increase in cash	(1,041,498)	220,856
Cash, beginning of period	1,080,882	-
Cash, end of period	$39,384	$220,856

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	-

Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

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

On February 17, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Medicolombia’s Cannabis S.A.S (Medicolombia), see Note 4. The assets, liabilities and results of Medicolombia are consolidated in these financial statements beginning from the February 17, 2020 acquisition date.

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

1.	Nature of operations, reverse take-over transaction and going concern (continued)

	c)	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine month period ended of $2,708,660, has no operations at this time which will generate revenue and as at May 31, 2020 has a working capital deficit of $2,153,475. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

On January 4, 2018, United States Attorney General Jeff Sessions issued a memorandum to United States district attorneys (the ““Sessions Memorandum”“) which rescinded previous guidance from the United States Department of Justice specific to cannabis enforcement in the United States, including the Cole Memorandum. With the Cole Memorandum rescinded, United States federal prosecutors no longer have guidance relating to the exercise of their discretion in determining whether to prosecute cannabis related violations of United States federal law. In response to the Sessions Memorandum, on April 13, 2018, the United States President Donald Trump promised Colorado Senator Cory Gardner that he will support efforts to protect states that have legalized cannabis. Nevertheless, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to the Company. The Company may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies

Basis Presentation

These unaudited condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2020, and the results of its operations for the nine months ended May 31, 2020 and cash flows for the nine months ended May 31, 2020. The results of operations for the period ended May 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

	a)	Principles of consolidation

The unaudited condensed consolidated interim financial statements include accounts of Allied Corp. and its subsidiaries.  Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases.  Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee.  All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

	b)	Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within nine months when acquired. The Company did not have any cash equivalents as of May 31, 2020.

	c)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Agricultural equipment	10 years straight-line basis

d)	Inventory

Inventories are stated at the lower of cost or market. As of May 31, 2020, the inventory consisted of supplies of containers and packaging.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies (continued)

	e)	Intangible assets

At May 31, 2020, intangible assets include a purchased brand name and nine product assets, license application, product formulas and licenses which are being amortized over their estimated useful lives of 3 to 10 years. The Company’s purchased brand name and product formulas are amortized beginning from the date the products begin to be sold on a straight-line basis. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. As the products have not yet been commercially manufactured or distributed for sale, no amortization has been recorded of the purchased brand name or product formulas. The licenses have been amortized from the date of acquisition.

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

	f)	Long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the nine months ended May 31, 2020.

	g)	Foreign currency translation and functional currency conversion

Items included in these unaudited condensed consolidated interim financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entities operate (the “functional currency”).

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

The Company re-assessed its functional currency and determined as at September 10, 2019, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization including the RTO. The change in functional currency was accounted for prospectively from September 10, 2019 and financial statements prior were not restated for the change in functional currency.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies (continued)

	g)	Foreign currency translation and functional currency conversion (continued)

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

The Company assessed the functional currency for Medicolombia, a wholly owned subsidiary acquired by the Company on February 17, 2020 (see Note 4) to be Colombian peso.

	h)	Share issuance costs

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

	i)	Research and development costs

Research and development costs are expensed as incurred.

	j)	Net income (loss) per common share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding to the extent the effect would not be antidilutive. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding.

	k)	Income taxes

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies (continued)

	l)	Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

	m)	Significant accounting estimates and judgments

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

	n)	Financial instruments

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

The financial instruments consist principally of cash, accounts receivable, due from related parties, accounts payable, note payable, loan payable to Allied, due to related party and convertible note payable. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments which are categorized as loans and receivables approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies (continued)

	n)	Financial instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as May 31, 2020:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of May 31, 2020

Assets:
Cash	39,384	–	–	39,384

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2020.

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

o)	Reverse Acquisitions

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies (continued)

	o)	Reverse Acquisitions (continued)

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies (continued)

	o)	Reverse Acquisitions (continued)

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

	p)	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. The Company did not have any leases until the acquisition of its wholly owned subsidiary, Medicolombia Cannabis S.A.S. on February 17, 2020 (Note 4). The adoption of ASU 2016-02 did not result in any adjustment to retained earnings. Also see Note 8.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

2.	Significant accounting policies (continued)

	p)	Leases (continued)

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

4.	Acquisition of Medicolombia

On August 29, 2019, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Dorson Commercial Corp. (“Dorson”) as the sole owner of Baleno Ltd. to purchase all of the issued and outstanding shares of Baleno Ltd., the sole owner of Medicolombia Cannabis S.A.S. (“Medicolombia”). Pursuant to the Purchase Agreement, the purchase price of Baleno Ltd. is $700,000 and 4,500,000 shares of Allied. The Company closed and completed the acquisition of Medicolombia through Baleno Ltd. on February 17, 2020. During the period leading up to the acquisition, the Company made additional advances to Dorson and Medicolombia totaling $310,630.

The Company determined that Medicolombia did not meet the definition of a business found in ASC 805 Business Combinations. As the purchase of Medicolombia did not qualify as a business acquisition, the Company accounted for the transaction as an asset acquisition. As the fair value of the purchase price consideration paid was more reliably measurable than the assets acquired, the cost of the non-cash assets received was based on the fair value of the consideration given.

The cost of the asset acquisition was allocated on a fair value basis to the net assets acquired. The Company allocated the cost of the assets as follows:

Purchase Price

Cash	$700,000
Cash advances	310,630
Common stock issued	4,500,000
Liabilities assumed	576,273
Total Purchase Price	$6,086,903

Fair Value of Assets Acquired
Cash	$11,774
Other assets	11,165
Right of use asset	100,720
Property, plant and equipment	125,957
Licenses	5,837,287
Total assets acquired	$6,086,903

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

5.	Deposits and advances

	May 31, 2020	August 31, 2019

a) Towards the purchase of prefabricated buildings	$1,821,206	$1,199,081
b) Acquisition of shares on Dorson Commercial Corp	-	871,645
c) Acquisition of Activated Nano	36,151	35,547
d) Acquisition of BwellMED	-	37,418
e) Refundable deposits towards future land acquisitions	35,080	14,967
f) Vitalis equipment deposit	233,496	-
Total deposits and advances	$2,125,933	$2,158,658

a)	At May 31, 2020, Company had deposits of $1,821,206 (August 31, 2019 - $1,199,081) to purchase prefabricated buildings. $509,770 of the deposits has not been paid as at May 31, 2020 and is included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. As of May 31, 2020, the Company has not yet received the buildings and the amounts have been recorded as deposits.

b)	At May 31, 2020, the Company recorded $Nil (August 31, 2019 - $871,645) of deposits and advances relating to the acquisition described in Note 4. On February 17, 2020, the acquisition closed and the deposits and advances were applied to the purchase price and eliminated against intercompany accounts.

c)	At May 31, 2020, the Company recorded $36,151 (August 31, 2019 - $35,547) of deposits and advances relating to the acquisition of manufacturing equipment designed to produce pharmaceutical grade medicines as described in Note 15(a).

d)	On March 1, 2019, the Company entered into a Binding Letter of Intent with BwellMED International Holdings Ltd. (“BwellMED”), pursuant to which, the Company and BwellMED will amalgamate under the laws of the province of British Columbia to form Amalco (the “Amalgamation”). The stock holders of both companies will receive shares of the amalgamated company, and prior to the Amalgamation, the Company intends to advance BwellMED up to CAD$290,000 for working capital purposes. At May 31, 2020, the Company has advanced $38,054 (CAD$50,000) (August 31, 2019 - $37,418) to BwellMED which is refundable if the amalgamation does not close and has been recorded as a deposit. The Amalgamation is subject to entering into a definitive agreement and the Amalgamation has not occurred as of the date of these financial statements. During the nine months ended May 31, 2020, the Company wrote off $36,836 of advances and recognized a foreign exchange loss of $582.

e)	At May 31, 2020, the Company has entered into two purchase and sale agreements to acquire land as described in note 15(c). At May 31, 2020, Company had paid deposits totaling $35,080 (August 31, 2019 - $14,967).

At May 31, 2020, Company had paid $233,496 to purchase equipment as described in Note 15(d). At May 31, 2020, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

6.	Property, plant and equipment

At May 31, 2020, property, plant and equipment consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	May 31, 2020 Net carrying value $	August 31, 2019 Net carrying value $

Construction in progress	142,411	(3,797)	–	–	138,614	–
Equipment	78,628	(675)	960	–	76,993	–
Office equipment	420	(15)	5	-	400
Computer equipment	2,984	(65)	133	–	2,786	–
Agricultural equipment	2,246	(83)	69	–	2,094	–
	226,689	(4,635)	1,167	–	220,887	–

7.	Intangible assets

At May 31, 2020, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	May 31, 2020 Net carrying value $	August 31, 2019 Net carrying value $

Cannabis license application (b)	1,004,678	17,073	–	–	1,021,751	1,004,678
Formulas (a)	56,127	954	–	–	57,081	56,127
Brand name (a)	56,127	954	–	–	57,081	56,127
Cannabis licenses (c)	5,837,287	–	(294,494)	–	5,542,793	–
	6,954,219	18,981	(294,494)	–	6,678,706	1,116,932

a)	On February 13, 2019, the Company entered into an Asset Purchase Agreement (“APA”) to acquire the property and assets of Bud’s Pure Naturals Inc. for total consideration of up to 2,000,000 shares of the Company’s common stock. Pursuant to the APA, the Company has issued 1,000,000 shares of common stock on February 13, 2019. The remaining 1,000,000 shares of common stock are contingent upon the receipt of greater than $500,000 of gross profits by the Company from the acquired assets, and obtaining Cosmetic Notification Numbers from Health Canada for the products. If these events do not occur prior to February 13, 2021 then the additional shares are forfeited.

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

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

The Company assessed the acquisition and determined that the acquisitions did not meet the definition of a business found in ASU 2017-01.  As the acquisitions did not qualify as business acquisitions, the Company accounted for the transactions as an asset acquisition. The cost of the asset acquisition is allocated on a relative fair value basis to the net assets acquired. The Company is required to allocate the cost to the individual assets acquired or liabilities assumed, based on their relative fair values. As the sole asset acquired by the Company was a cannabis license application the entire $1,004,678 (CAD $1,342,500) cost of the acquisition was allocated to the license application. The cost of the license was the $374,182 (CAD$500,000) paid the $523,854 (CAD$700,000) promissory note issued and the fair value of the 950,000 common shares issued of $106,642 (CAD$142,500).

	c)	On February 17, 2020, the Company acquired $5,837,287 of licenses as part of the Medicolumbia acquisition described in Note 4. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company has recorded amortization of these licenses of $294,494 for the period ended May 31, 2020.

8.	Leases

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

The Company did not have any leases until the acquisition of Medicolombia during the nine months ended May 31, 2020. The acquisition resulted in the addition of $97,014 of operating lease assets and liabilities.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

8.	Leases (continued)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At May 31, 2020, the Company did not have any finance leases.

At May 31, 2020, the weighted average remaining operating lease term was 10 years and the weighted average discount rate associated with operating leases was 10%.

The components of lease expenses were as follows:

Operating lease cost:	$
Amortization of right-of-use assets	2,204
Interest on lease liabilities	2,212
Total operating lease cost	4,416

The following table provides supplemental cash flow and other information related to leases for the period ended May 31, 2020:

$
Lease payments	3,507

Supplemental balance sheet information related to leases as of May 31, 2020 are as below:

Right-of-use assets	$
Cost	97,014
Accumulated amortization	(7,012)
90,002

Current portion of lease liabilities	5,728
Lease liabilities, net of current portion	85,217
Total lease liabilities	90,945

Future minimum lease payments related to lease obligations are as follows:

$
2020	3,641
2021	14,565
2022	14,565
2023	14,565
2024	14,565
Thereafter	81,321

Total minimum lease payments	143,222

Less: amount of lease payments representing effects of discounting	(52,277)

Present value of future minimum lease payments	90,945

9.	Promissory Note

On May 31, 2019, as part of the asset acquisition described in Note 4 the Company issued a $507,725 (CAD$700,000) promissory note. The note is unsecured, non-interest bearing and due 5 days following the Company’s receipt of the Health Canada License.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

10.	Convertible Note

On January 23, 2020, the Company issued two convertible notes with an total face value of $600,000 (the “Notes”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The notes matures on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2020, the conversion features and warrants would not meet derivative classification.

The relative fair values of the convertible note and the warrants were $470,467 and $117,533 respectively. The effective conversion price was then determined to be $0.98. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $129,533 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $117,534 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $352,933. The beneficial conversion feature of $129,533, the original issue discount of $12,000 and the relative fair value of the warrants of $117,534 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $340,933. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. During the nine months ended May 31, 2020, the Company recorded accretion of discount of $169,248 increasing the carrying value of the loan to $510,181. As at May 31, 2020, the Company has recorded accrued interest of $21,609, which is included in the balance of accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheets.

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

Pursuant to the Acquisition described in Note 1, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 shares of common stock, a further 4,500,000 shares a common stock were returned to treasury for re-issuance as consideration for the acquisition of assets described in Note 4.

On December 1, 2019, the Company issued 130,000 common shares at $0.50 per share, for which gross cash proceeds of $65,000 had previously been received.

In January 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000. The Company paid cash finders fees of $24,000 as part of the financing.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

11.	Equity (continued)

On March 6, 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000.

On March 9, 2020, the Company issued 200,000 shares of common stock at $1.25 per share for gross proceeds of $250,000

On March 12, 2020, the Company issued 120,000 common shares at $1.25 per share for cash proceeds of $150,000, and 56,000 shares were paid as a finder’s fee.

On May 20, 2020, the Company issued 160,000 common shares at $1.25 per share for cash proceeds of $200,000, and 16,000 shares were paid as a finder’s fee.

At May 31, 2020, the Company had nil (August 31, 2019 - 215,000) shares of common stock issuable for gross proceeds of $Nil (August 31, 2019 – 32,250).

12.	Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

	a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel for the nine months ended May 31, 2020 and 2019 were as follows:

	May 31, 2020	May 31, 2019

Consulting fees and benefits	$437,341	$143,647

b)	Amounts due to/from related parties

In the normal course of operations the company shares certain administrative resources with companies related by common management and directors. The administrative resources and services, which were provided in the normal course of operations, were measured at the exchange amount. All amounts payable and receivable are non-interest bearing, unsecured and due on demand. The following table summarizes the amounts were due from related parties:

	May 31, 2020	August 31, 2019
1206217 B.C. Ltd	$-	$1,105
Equilibrium Bio Canada Corp.	-	3,461
Inca Hemp Corp.	-	5,706
International Animal Care	-	6,953
Tactical Relief LLC	20,596	3,205
Tayrona Biosciences Inc.	-	3,087
	$20,596	$23,517

As of May 31, 2020, the Company advanced $20,596 (August 31, 2019 - $23,517) to related parties for future expenses. During the nine months ended May 31, 2020, the Company wrote off $17,929 of amounts due from related parties. At May 31, 2020, the Company owed $51,584 to shareholders (August 31, 2019 - $nil).

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

12.	Related party transactions and balances (continued)

	c)	Other related party transactions

During the period ended May 31, 2019, the Company entered into a lease agreement with a company controlled by an officer of the Company. The Company and the lessor agreed to terminate this lease agreement effective May 1, 2019. During the period ended May 31, 2019 the Company paid $15,302 in relation to these leased premises.

	d)	Loan payable to Allied

At August 31, 2019, the Company had received advances of $4,051,162 from Allied prior to the Acquisition described in Note 11. The amount was unsecured, non-interest bearing and was due on demand. On September 10, 2019, the Acquisition closed, and the loan was eliminated upon consolidation.

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

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.  The Company’s primary exposure to credit risk is on its cash account, accounts receivable and loan receivable. Cash accounts are held with major banks in Canada.  The Company has deposited its cash with a bank from which management believes the risk of loss is low.  The management has assessed the risk of loss for accounts receivable and loan receivable to be low.

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

13.	Financial risk factors (continued)

	e)	Foreign exchange risk:

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.  The Company’s primary exposure to credit risk is on its cash account, accounts receivable and loan receivable. Cash accounts are held with major banks in Canada.  The Company has deposited its cash with a bank from which management believes the risk of loss is low.  The management has assessed the risk of loss for accounts receivable and loan receivable to be low.

May 31, 2020
Balance in Canadian dollars:
Cash and cash equivalents	$-
Accounts receivable	90,000
Accounts payable	(205,133)
Net exposure	(115,133)
Balance in US dollars:	$(95,713)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $9,571 for the period ended May 31, 2020 (August 31, 2019 – $92,226).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

May 31, 2020
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$40,000,000
Accounts receivable	21,992,228
Accounts payable	(2,166,127,248)
Net exposure	(2,104,135,020)
Balance in US dollars:	$(567,528)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $56,753 for the period ended May 31, 2020 (August 31, 2019 – $Nil).

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

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

15.	Commitments

a)	On May 22, 2019, the Company entered into an agreement to purchase manufacturing equipment designed to produce pharmaceutical grade medicines. Pursuant to the agreement the Company will acquire the equipment in exchange for CAD$125,000 and 250,000 common shares. The Company also agreed to pay the vendor a royalty equal to CAD$0.01 per milligram of product produced by the equipment for three years following the effective date. The maximum royalty payable is CAD$250,000 and the Company can prepay the CAD$250,000 maximum royalty at any time. As of May 31, 2020, the Company had issued 250,000 common shares with a fair value of CAD$37,500 and paid CAD$10,000. At May 31, 2020, the $36,151 (CAD$47,500) has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

b)	On May 31, 2019, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide services in exchange for CAD$210,000 (paid), 215,000 shares of common stock and CAD$30,000 per month until January 1, 2020. The consulting agreement was amended in November 2019 and as result the monthly cash amount was amended to $6,041 per month and no further fees were paid. At May 31, 2020 the Company was owed $69,367 (CAD $90,000).

c)	On November 6, 2018, the Company signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use. The Company has also entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility.

The total commitment for the two parcels of land are CAD$1,942,250 (US$ 1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the period ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030. Also see Note 19(a).

In November 2019, the board of directors determined the Company would not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment to pay the value of CAD$953,700 for the land and will eligible to receive or assign the initial refundable deposit of CAD$10,000 as well as the return of the CAD$15,000 security deposit paid to access the land early. During the nine months ended May 31, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non related party.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

15.	Commitments (continued)

d)	On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to for future operational use in Colombia. (Note 15(b)) The equipment has a value of CAD$658,260. The terms of the agreement require the Company full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At May 31, 2020, the $233,496 has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

e)	In September 2019, the Company entered into a letter of intent to form a 50:50 owned joint venture (“CBD Asia”) to purchase and distribute the Company’s products into Asia. Pursuant to the letter of intent the Company would own 50% of the proposed joint venture and the Company provided a loan of $100,000 to set up the joint venture and fund initial operations. This amount will be repaid from the initial revenues of the joint venture prior to distributing dividends. In December 2019, the Company signed a definitive agreement consistent to the terms of the letter of intent. At May 31, 2020, the Company had advanced $101,728 which has been recorded as a loan.

f)	On May 29, 2020, the Company entered into a research and consultancy agreement to contract a third party in research and development services. Pursuant to the agreement, the Company shall pay a total of €200,000 (approximately $221,000) to the third party in three installments according to the milestones as outlined in the agreement with an upfront payment of €75,000 (approximately $83,000) on the agreement date. As of May 31, 2020, the upfront payment has not been paid and is included in the balance of accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheets.

g)	On June 3, 2020, the Company entered into a financing agreement with a third party to obtain funds to pay for the prefabricated buildings (Note 5(a)) in the amount of $1,253,772. Pursuant to the agreement, the Company is obligated to pay $71,023 at commencement date effective May 29, 2020, and a monthly interest of $37,613 for six months starting on June 29, 2020. The principal is due on November 26, 2020. As of May 31, 2020, the amount of $71,023 due at commencement date has not been paid and is included in the balance of accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheets.

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

16.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2019		-
Issued	240,000	1.25
Balance, May 31, 2020	240,000	1.25

As at May 31, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

240,000	1.25	January 23, 2021

17.	Non-cash activities

	For the Nine Months Ended May 31, 2020	From Inception on September 10, 2018 to May 31, 2019
Non-cash activities:
Common stock issued pursuant to asset acquisitions	4,500,000	113,351
Beneficial conversion feature	129,533	-
Relative fair value of warrants issued with convertible note	117,534	-
Original debt discount against convertible notes	12,000	-
Net liabilities acquired in Medicolombias Acquisition	(301,328)	-

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

18.	Segment information

During the period ended May 31, 2019 and as of August 31, 2019, the Company had only one operating segment.

During the nine months ended May 31, 2020, the Company had two operating segments including:

	a)	Medicolombia Cannabis S.A.S., a Columbian based company through which the Company intends to commence commercial production in Colombia (Medicolombia).

	b)	Allied Corp. which consists of the rest of the Company’s operations (Allied).

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the Allied reporting segment in one geographical area (Canada), and the Medicolombia reporting segment in one geographical area (Colombia).

Financial statement information by operating segment for the three months ended May 31, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net Sales	-	-	-
Net (Loss)	(787,737)	(426,487)	(1,214,224)
Accretion	124,831	5,540	130,371
Depreciation and amortization	-	263,885	263,885

Financial statement information by operating segment for the nine months ended May 31, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net Sales	-	-	-
Net (Loss)	(2,222,918)	(485,742)	(2,708,660)
Accretion	169,248	5,540	174,788
Depreciation and amortization	-	297,865	297,865
Total Assets as of May 31, 2020	3,616,770	5,921,005	9,537,775

ALLIED CORP. Notes to the Unaudited Condensed Consolidated Interim Financial Statements (Expressed in US Dollars) May 31, 2020

18.	Segment Disclosure (continued)

Geographic information for the three and nine months ended and as at May 31, 2020 is presented below:

	Revenues $	Total Assets $

Canada	-	3,616,770
Colombia	-	5,921,005
Total	-	9,537,775

19.	Subsequent events

a)	Subsequent to May 31, 2020, the Company entered into an agreement to lease the land described in Note 5(e) and 15(c). The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately CAD$1,200,000. The base rent due under the lease agreement is CAD$5,870 per month.

b)	On June 8, 2020, the Company issued 960,000 shares of common stock at $1.25 per share for gross cash proceeds of $1,200,000.

c)	In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 5(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company will pay $71,023 at commencement date on May 29, 2020, make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. Also see Note 15(g).

d)	On July 1, 2020, the Company entered into amendments to the convertible notes described in Note 10. Pursuant to the amendments, beginning on July 1, 2020, the convertible notes will bear simple interest at 5% per annum. The maturity date of the convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the convertible notes holders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the period from September 10, 2018 through and including May 31, 2019 and for the three and nine months ended May 31, 2020.

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

Critical Accounting Policies

Basis of presentation

These unaudited condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2020, and the results of its operations for the nine months ended May 31, 2020 and cash flows for the nine months ended May 31, 2020. The results of operations for the period ended May 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

a. Principles of consolidation

The unaudited condensed consolidated interim financial statements include accounts of Allied Corp. and its subsidiaries.  Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the datethat such control ceases.  Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee.  All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

b. Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within nine months when acquired. The Company did not have any cash equivalents as of May 31, 2020.

c. Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Agricultural equipment	10 years straight-line basis

d. Inventory

Inventories are stated at the lower of cost or market. As of May 31, 2020, the inventory consisted of supplies of containers and packaging.

e. Intangible assets

At May 31, 2020, intangible assets include a purchased brand name and nine product assets, license application, product formulas and licenses which are being amortized over their estimated useful lives of 3 to 10 years. The Company’s purchased brand name and product formulas are amortized beginning from the date the products begin to be sold on a straight-line basis. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. As the products have not yet been commercially manufactured or distributed for sale, no amortization has been recorded of the purchased brand name or product formulas. The licenses have been amortized from the date of acquisition.

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

f. Long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the nine months ended May 31, 2020.

g. Foreign currency translation and functional currency conversion

Items included in these unaudited condensed consolidated interim financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entities operate (the “functional currency”).

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

The Company re-assessed its functional currency and determined as at September 10, 2019, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization including the RTO. The change in functional currency was accounted for prospectively from September 10, 2019 and financial statements prior were not restated for the change in functional currency.

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

The Company assessed the functional currency for MediColombia, a wholly owned subsidiary acquired by the Company on February 17, 2020 (see Note 4) to be Colombian peso.

h. Share issuance costs

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

i. Research and development costs

Research and development costs are expensed as incurred.

j. Net income (loss) per common share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding to the extent the effect would not be antidilutive. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding.

k. Income taxes

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

l. Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

m. Significant accounting estimates and judgments

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

n. Financial instruments

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

The financial instruments consist principally of cash, accounts receivable, due from related parties, accounts payable, note payable, loan payable to Allied, due to related party and convertible note payable. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments which are categorized as loans and receivables approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as May 31, 2020:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance
	For Identical	Observable	Unobservable	as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Cash	39,384	–	–	39,384

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2020.

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

o. Reverse Acquisitions

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

p. Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. The Company did not have any leases until the acquisition of its wholly owned subsidiary, Medicolombia Cannabis S.A.S. on February 17, 2020 (Note 4). The adoption of ASU 2016-02 did not result in any adjustment to retained earnings.

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

Change in Fiscal Year End

Effective November 12, 2019 our Board of Directors determined to change the Company’s fiscal year end from March 31 to August 31 for each year. This Quarterly Report on Form 10-Q reflects the three and nine month period from the Company’s most recently filed Form 10-K for the fiscal year ended August 31, 2019 through the quarter ended May 31, 2020.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2020 of $2,708,660 and has no operations at this time which will generate revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Nine Months Ended May 31, 2020

For the nine-month period ended May 31, 2020 and for the period ended May 31, 2019, we had no revenue. Operating expenses for the nine-month period ended May 31, 2020 totaled $2,479,107. Operating expenses for the nine-month period ended May 31, 2020 is mainly a result of office and general expense of $689.616, professional fees of $501,030 and consulting fees of $753,666. Operating expenses for the period ended May 31, 2019 totaled $855,491. Operating expenses for the period ended May 31, 2019 is mainly a result of office and general expense of $63,098, professional fees of $113,960 and consulting fees of $493,059. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The overall increase in operating expenses during the nine-month period ended May 31, 2020 is the result in change of business and an increase in business activities.

During the nine-month period ended May 31, 2020, the Company wrote off receivables of $54,765 and recorded accretion of $174,788. The Company did not have comparable expenses during the period ended May 31, 2019.

As a result of the changes described above, net loss from operations after income taxes increased to $2,479,107 during the nine months ended May 31, 2020 compared to $855,491 during the period ended May 31, 2019.

Three Months Ended May 31, 2020

For the three-month period ended May 31, 2020 and for the three-month period ended May 31, 2019, we had no revenue. Operating expenses for the three-month period ended May 31, 2020 totaled $1,083,853. Operating expenses for the three-month period ended May 31, 2020 is mainly a result of office and general expense of $338,849, professional fees of $161,680 and consulting fees of $262,152. Operating expenses for the three-month period ended May 31, 2019 totaled $661,804. Operating expenses for the three-month period ended May 31, 2019 is mainly a result of office and general expense of $30,559, professional fees of $91,454 and consulting fees of $401.203. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The overall increase in operating expenses during the three-month period ended May 31, 2020 is the result in change of business and an increase in business activities.

During the three-month period ended May 31, 2020, the Company recorded accretion of $130.371. The Company did not have comparable expenses during the three-month period ended May 31, 2019.

As a result of the changes described above, net loss from operations after income taxes increased to $1,083,853 during the three months ended May 31, 2020 compared to $661,804 during the three months ended May 31, 2019.

Liquidity and Capital Resources

As of May 31, 2020, the Company had $422,247 in current assets, consisting mainly of $39,384 in cash, $69,382 in accounts receivable, $144,318 in prepaid expenses and $101,728 in current loan receivable. Other assets mainly include deposits and advances of $2,125,933, property plant and equipment of $220,887 and intangible assets of $6,678,706..

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

On December 1, 2019, the Company issued 130,000 common shares including 50,000 to a director of the Company at $0.50 per share for cash proceeds of $65,000.

In January 2020, the Company issued 240,000 shares of common stock at $1.25 per share for cash proceeds of $300,000. The Company paid cash finders fees of $24,000 as part of the financing.

On March 6, 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000.

On March 9, 2020, the Company issued 200,000 shares of common stock at $1.25 per share for gross proceeds of $250,000

On March 12, 2020, the Company issued 120,000 common shares at $1.25 per share for cash proceeds of $150,000, and 56,000 shares were paid as a finder’s fee.

On May 20, 2020, the Company issued 160,000 common shares at $1.25 per share for cash proceeds of $200,000, and 16,000 shares were paid as a finder’s fee.

On June 8, 2020, the Company issued 960,000 shares of common stock at $1.25 per share for gross cash proceeds of $1,200,000.

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

Capital Expenditures

For the nine month period ended May 31, 2020 the company purchased property plant and equipment of $96,097 and paid net cash of $1,010,630 pursuant to an asset acquisition. During the period ended May 31, 2019, the Company purchased intangible assets with cash of $182,509.

MediColombias Acquisition (Colombia Licensed Producer)

On August 29, 2019, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Dorson Commercial Corp. (“Dorson”) as the sole owner of Baleno Ltd. to purchase all of the issued and outstanding shares of Baleno Ltd., the sole owner of Medicolombia Cannabis S.A.S. (“Medicolombia”). Medicolombia is based in Colombia with a full set of licenses and a lease agreement in place to begin production on a 5 hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

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

The purchase is for a total of CDN $1,342,500. This payment will be paid (a) $250,000 CDN due May 31, 2019 (this has been paid out of the proceeds of the $0.50 cent private placement); (b) $250,000 CDN due on or before July 01, 2019 (this has also been paid out of the proceeds of the $0.50 cent private placement); (c) $700,000 CDN due within five days of receiving full license (which we anticipate in the fourth quarter of 2019); and (d) 950,000 shares with a fair value of CDN $142,500.

We were given the approval from Health Canada as “Confirmation of Readiness” for this application.

Assignment; Assumption of contract of purchase and sale and lease of 8999 Jim Bailey Rd.

In November 2018, the Company assumed the contract of purchase and sale of real property located at 8999 Jim Bailey Rd. This is for the purchase of two real lots (Lot 1 and Lot 2) of approximately 1.1 acres each. This contract of purchase and sale is set to close in the second quarter of 2020. This land will be where the Canadian Licensed Producer and product processing and extraction facility will be located/ In November 2019, the Company decided not to close on Lot 2 as the land will not be required for future operations. The purchase was assigned to another nonrelated party. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030.Land preparation is well underway and is expected to be ready for when the building arrives in the fourth quarter of 2020.

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

Natural health vertical run of first product: “Tactical Relief™”

In June 2019, AM Biosciences was able to source, negotiate and execute and agreement to do the first packaging run of the “Tactical Relief” product that is targeted at veterans in the United States. This product is not based on THC, but rather a Hemp-derived CBD product that is targeted at the veteran community. We anticipate selling through a small 500 product launch in the fourth quarter of 2020. We have been able to secure distribution in Indiana, Kentucky, Tennessee and Illinois. The management and sales of this product is handled through a licensing deal with a company called Savage Consulting, LLC. Due to the national legislation in the United Sates, Allied has licensed the management of the hemp derived CBD product, Tactical Relief™ to Savage Consulting, LLC.

Xtreme Cubes construction has begun

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. This building is expected to come off of the production line in Nevada in the fourth quarter of 2020. We anticipate being able to extract and produce additional strain development in this building beginning third or fourth quarters 2020. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $4,009,463 at May 31, 2020 and net loss of $2,708,660.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of May 31, 2020, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the interim period from August 31, 2019 through May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have commenced litigation against certain former officers and directors of the Company.  The Company intends to vigorously pursue this litigation.

Otherwise, we are not currently involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 20, 2020, the Company issued 160,000 common shares to an accredited investor in a private placement at $1.25 per share for cash proceeds of $200,000, and 16,000 shares were paid as a finder’s fee.

On June 8, 2020, the Company issued 960,000 shares of common stock to an accredited investor in a private placement at $1.25 per share for gross cash proceeds of $1,200,000.

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

Allied Corp. (Registrant)

Date: July 15, 2020	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director Principal and Executive Officer

Date: July 15, 2020	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

