Form 10-K
period 2020-08-31
Allied Corp.
filed 2020-12-16
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended August 31, 2020

0-27675

(Commission file number)

Allied Corp.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1405 St. Paul St., Suite 201

Kelowna, BC Canada V1Y 9N2

877-255-4337

(Address and telephone number of principal executive offices)

____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2020, was $47,933,750.

(At August 31, 2020, the registrant had 85,105,780 shares of common stock issued and outstanding, of which 30,925,000 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon the sales price of privately placed shares at or about such date.)

As of December 11, 2020, there were 85,305,780 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Allied Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Allied”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1. Description of Business

General

Allied Corp. (“Allied”) is an international medical cannabis production company with a mission to address today’s medical issues by researching, creating and producing targeted cannabinoid health solutions. Allied Corp. uses an evidence-informed scientific approach to make this mission possible, through cutting-edge pharmaceutical research and development, innovative plant-based production and unique development of therapeutic products.

References in this section to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., SECFAC Corp, Allied Corp Colombia S.A.S., Tactical Relief, LLC (a United States’ based Limited Liability Company that is owned and controlled by Allied).

Allied’s management team believes that a company that controls its own supply chain, maximizing margin at each step in the rapidly expanding cannabis market, can succeed and prosper. The management team believes that having control over the supply chain presents a de-risked approach to providing consistent, rolling-harvest supply to the global cannabis community.

The Allied team is now focused on a pure play to revenue, developing a fully vertically integrated company with the ability to cultivate low-cost high margin cannabis in Colombia primarily for use in proprietary cannabinoid drug and natural health products for international distribution. Today, Allied has hemp derived natural health products available for sale in the US, commercial approval for sale of medical cannabis that is being produced in Colombia and the initiation of the human clinical phase I trial for Allied’s pharma product ALID 12 that is currently protected under provisional patent.

Together, the team at Allied had the skillsets to set Allied on a path of cannabis cultivation and pharmaceutical and natural health product development. Allied has surpassed the 2019 and 2020 strategic goals. These have included:

•

Achieved: Obtain ICA approval for commercialization of the registered cannabis strains and activate at least 0.5 hectares of test production in Colombia. Since August 31, 2020, the company has surpassed production over a full hectare and is currently scaling with the ability to scale to over 20 hectares.

•

Achieved: Launch CBD Natural Health brands in the United States. Over the past year, Allied has successfully done the test marketing, product focus groups and product design for four brands. These being: Tactical Relief™, Equilibrium Bio™, MaXXa ©, and Buds Pure Naturals. Products began selling in the US subsequent to August 31, 2020.

•	Achieved: Launch with PHASE I clinical trials for Pharma product ALID 12. Provisional patent was submitted for this product and pharma clinical research for PHASE I human has begun.

Further Accomplishments

Production

In addition to securing, developing the land and licenses in Bucaramanga, Allied successfully activated their Colombian licenses required to produce, extract, import and export psychoactive and non-psychoactive cannabis. This has been a year-long process that began with the registration of the ten (10) novel Allied strains with the national cultivar registry. Each strain was then germinated into plantlets in Allied’s scientific cultivation center in Colombia. Following germination, the plants entered into five (5) months of field trials that included rigorous data collection, analysis and phenotyping of the strains while in the vegetation life cycle. During this time, the strains were provided with propriety nutrients, handled with standard operating procedures and guided towards the plant flowering phase. Proprietary nutrients and procedures were also adhered to during the flowering phase and detailed batch record audit data were diligently collected during every day of the plant life cycle. Following flowering, the plants were harvested and tested for cannabinoid profiles and quality assurance testing parameters. The harvested material was then sent to several approved testing laboratories and tested by high performance liquid chromatography testing methods. Testing was carried in several labs for validation of the results regarding the accuracy of the cannabinoid profiles. Allied’s production approach is designed according to the European Pharmacopeia specifications. These standards meet both United States and Canadian quality assurance standards for production of commercial cannabis.

The lab results from the testing of the cannabis showed a higher cannabinoid profile from being grown in the Colombian climate when compared to the same strains grown in North American climate. The lab results, batch records and procedural archives were also submitted to the Colombian Institute of Agriculture and a day-long presentation was provided by Allied’s team. As a result of this thorough process, Allied received approval for nine novel strains from the technical directorate of the ICA, representing a diverse range of chemotypes with novel cannabinoid profiles.

Allied may now commercialize the production and sale of their Colombian production.

Allied supplemented its local team by bringing experienced growers to Colombia from Canada, along with their genetics expertise. The team has been able to achieve production costs between $0.05 – $0.10 per gram, below budgeted costs of $0.15 and substantially below the $1-2 per gram cost in Canada. The initial crop was harvested in July 2020 for approval by ICA (Instituto Colombiano Agropecuario). Due to COVID related travel restrictions, ICA was only able to visit the farm in October and approval was granted the same month. Allied now has nine non-psychoactive and one psychoactive registered seed strains. In December 2020, Allied harvested the ten psycho active strains and is anticipating psycho active strain approval for commercialization also in Dec/Jan.

Allied has also finished construction of a GMP compliant building in Nevada in order to establish a US footprint. Processing and sales from the building are anticipated in fiscal 2021. With the recent movement in the US House and Senate voting, Allied is preparing for imminent US legalization of cannabis production and sales.

Forward Purchase Order

On October 16, 2020, Allied signed an agreement consisting of a monthly recurring purchase order of extracted cannabis products in quantities scaling from 1-5 kgs per month to 50 kgs per month for each month between November 2020 and March 2021. Both parties have written into the agreement that they anticipate this monthly quantity to scale to larger quantities beyond the 50 kgs per month. The term of the agreement is set for a 12-month recurring monthly purchase cycle with the option to continue for another five years beyond the first 12 months. The product under the purchase order will meet quality assurance standards such as the testing parameters contained in the European Pharmacopeia standards for the US and European markets, GACP (Good Agricultural Collection Practice) Standards, and GPP (Good Production Practices) to meet the standards for the Canadian market. The achievement of these criteria will be evidenced by the detailed batch records and certificates of analysis laboratory testing results that Allied performs for each harvested batch.

Pharmaceutical

On the drug development side, Allied has entered Phase I clinical trials in Austria for a PTSD drug in partnership with MGC Pharma, a company with a proven track record of developing cannabis-based drugs. Pre-clinical trials for a second PTSD drug are also in the strategic plan, in collaboration with Haifa University in Israel. Allied has already registered two provisional patents for Pharma products and is in advanced negotiations with pharma partners in LATAM for development and distribution.

Natural Health

In the natural health vertical market, Allied has developed its own products under the brand Tactical Relief (“TR”). These products are focused on over the counter solutions to treat sufferers of PTSD. Furthermore, Allied has already initiated its business to business model by signing an agreement with Hollister Biosciences to distribute TR and is in negotiations with other large-scale distributors. Hollister’s press release of December 9, 2020 shows a sales revenue for one of the other brands that they distribute at the $40 million revenue threshold for the 2020 calendar year.

Coinciding with the launch of Allied’s athlete line Equilibrium Bio™ products, Allied completed the first manufacturing run of Hydro Sport CBD-infused rehydration drinks from Allied’s latest brand Equilibrium Bio. As well, these drinks have also been produced for the Tactical Relief ™ branding as Tactical Hydration electrolyte replacement and rehydration drink products. The first Equilibrium Bio products known as Hydro Sport are now available for purchase on e-commerce platforms and have also been shipped to national retail buyers throughout the US. This occurred subsequent to year end. The first manufactured batch encompasses six unique product SKUs (stock-keeping units). The CBD-infused drink pouches come in three flavors: Lemon Lime, Berry Fresh and Orange Burst. The all-natural flavoring and ingredients in the drinks include: Filtered Water, CBD 20 (mg), CBD, CBG, Sodium Citrate, Citric Acid, Sea Salt, Natural Flavor, Tripotassium Citrate, Vitamin B Complex, Ascorbic Acid (Vitamin C), Sucralose, Acesulfame Potassium and Beta Carotene for color. The Hydro Sport drinks are the first electrolyte replacement drink to offer CBD, CBG and CBN and have been designed to aide athletes to relax and recover.

Camille Leblanc retained for product endorsement

In November, 2020 Camille Leblanc was retained by Allied to endorse natural health products. Camille Leblanc earned the title of “Fittest Woman on Earth” when she won the 2014 CrossFit Games. Camille has a large and engaged fan-base of athletes and trainers on social media that exceeds over 1.4 million followers. Her social media audience is representative of consumers of the products under Allied’s brands: Equilibrium Bio, Tactical Relief and MaXXa and Buds Pure Naturals. The target market of this brand is top-level athletes and people who enjoy playing sports at a competitive level. Camille is a seven-year individual CrossFit Games veteran and is one of Crossfit’s most enduring athletes. In 2014, she earned the title of Fittest Woman on Earth, and has finished in the top 10 in four out of her seven Games appearances, also winning five out of seven regional competitions. A former gymnast, Camille Leblanc currently serves on the CrossFit Level 1 Seminar Staff. She also has a degree in chemical engineering. Camille is also sponsored by Red Bull energy drinks and is often invited to attend Reebok athlete events as a spokesperson. The Equilibrium Bio electrolyte replacement drinks (“Hydro Sport”) will be the good fit for post activity recovery and rehydration.

David Lipson retained for product endorsement

Dave Lipson (“Lipson”) is a world-renowned athlete that founded an elite athlete training company called “Thunderbro”. As a professional baseball player and now a strength and conditioning leader, Lipson travels the world training trainers on how nutrition, training and athletic mind set impact sport performance and life. Lipson’s National reputation in the United States has several thousands of followers that adhere to his training programs and is well respected athlete within the trainer community. Lipson has trained entertainment celebrities, professional Major League Baseball and National Football League athletes and CrossFit Games champions. Thunderbro is a training and lifestyle brand with a goal to bring quality products, information, and resources to help people live optimally. Building a camaraderie and respect for every member of the Thunderbro community is rooted in brotherhood, hard work, and optimal living. The Thunderbro mission is to make the world a better place through physical training, mental toughness with a winning mindset. The whole goal is to become better together and elevate those around you. This is very much aligned with Allied’s products.  This strong vision that Thunderbro brings to the world aligns with Allied’s vision to help those suffering heal within community. Peer support and access to resources is a large part of what Allied offers. Included in this is Allied’s products that are offered under its four brands: Equilibrium Bio, Tactical Relief, MaXXa and Buds Pure Naturals. Subsequent to year end,  there are now several products currently offered for sale under each brand.

About the Tactical Relief™ Brand by Allied: www.tacticalrelief.com

Tactical Relief™ is a patriotic brand under which health and wellness products are brought to market to serve veterans and first responders. The flagship product “Liberty” is a hemp derived CBD tincture for sale in the United States. Additional products include Tactical Hydration, a CBD infused electrolyte replacement drink and many other products currently in development.

About the Equilibrium Bio™ Brand by Allied: www.equilibriumbiomed.com

Equilibrium Bio is a lifestyle brand that is focused on everything athletic. From High Intensity Interval Training workouts to Ironman races to general athletic consumers, Equilibrium Bio products are there with the athlete along the entire competitive journey. Hydration is a primary focus for this brand and its products.

About the MaXXa© Brand by Allied: www.maxxabrand.com

MaXXA includes anti-aging cosmetics and topicals, infused with CBD. MaXXA has initially been targeted for sale in Asia, where only topical creams can be marketed. Distribution, stalled due to COVID, is expected to resume near year end.

About the Buds Pure Naturals© Brand by Allied: www.budspure.com

Buds Pure Naturals is a group of 9 products all that have Canadian Cosmetic registration numbers. These products include anti-aging, anti-pain and anti-inflammation skin care products, initially intended for sale in Canada but have been presented to the United States market.

Key goals for 2021

1.	Scale production in Colombia. Allied has been harvesting weekly. In order to fulfil the export orders to Europe, Allied completed the GACP (Good Agricultural Collection Practices) pre-audit on October 26-27 and is upgrading the water filtration and electricity services to comply with GACP. In order to obtain GACP, upgrades to water supply, increase electricity services and purchase and install a new drying facility. Should the company reach its full financing objective, its capacity to scale will accelerate over the coming months as will 2021 revenue targets.

2.	Brazil is in our sites. Brazil is the largest market in Latin America with over 200 million people and cannabinoid products are subsidized by the Brazilian government. On December 10, 2020, Allied signed a non-binding LOI with the only company in Brazil that has a 48-month exclusive deal to import CBD products into the Brazilian Government pharmacies. Currently, the government pharmacies prescribe CBD on a one-to-one patient prescription basis. There are 120,000 patients receiving monthly CBD and another 60,000 on the wait list. The supply contract scales to 150,000 bottles (approx. $10 profit per) monthly throughout the four-year contract. Allied is set to fulfil this supply by getting the products through the zone 4B stability trials.

3.	Allied is establishing a United States footprint to benefit what they believe to be the inevitable federal legalization of cannabis in the United States. The company has fully built a 9,000 sq ft. building in the State of Nevada and is establishing a production center in Nevada in partnership with a state license holder. The new Nevada facility is expected to already begin generating revenues in the second quarter of 2021. We also expect Allied’s United States presence to draw the attention of the American financial community.

4.	Pharma trial completion ALID 12 drug. Allied’s clinical Phase 1 pharma trials are expected to be completed during the first quarter of 2021, leading to a drug indication for PTSD. The company then plans to pursue a licensing deal with big pharma. As a deal is not yet confirmed, Allied has conservatively not budgeted revenues from its pharma vertical market in 2021.

5.	Revenues from Natural Health Products. With the launch of Allied’s natural health brands in the US, Allied is looking to revenue from these products. The past year has been spent on focus groups, brand creation and test marketing. We have now commercially launched the four brands in the US: Tactical Relief™, Equilibrium Bio™ , MaXXa ©, Buds Pure Naturals.

Past accomplishments

During the period May 7, 2019 through June 15, 2019, a total of $1,325,000 in proceeds was raised in a private placement to 11 accredited investors at a price of $0.50 per share. In connection with the offering, the Company issued 2,650,000 shares of common stock.

During July 2019, a total of $3,000,000 in proceeds was raised in a private placement to one accredited investor at a price of $0.75 per share. In connection with the offering, the Company issued 4,000,000 shares of common stock.

Effective January 24, 2020, the Company sold $600,000 principal amount of 10% secured convertible notes (the “Convertible Notes”) to two accredited investors, sold at an origination discount of 2% to face value.

Effective March 12, 2020, the Company issued a total of 616,000 shares of common stock to five accredited investors who purchased such shares in a private placement during March 2020 at a purchase price of $1.25 per share or $700,000 in the aggregate, of which $70,000 was a commission which was paid in shares of stock also at $1.25 per share.

On June 8, 2020, the Company issued 960,000 shares of common stock to an accredited investor who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $1,200,000.

On September 21, 2020, the Company issued 80,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $100,000.

On September 30, 2020, the Company issued 120,000 shares to two accredited investors who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $150,000.

On September 29, 2020, the company issued a convertible note with a face value of $163,341.25 and warrants to purchase 130,673 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On October 9th, 2020 the Company, through AMBI, its wholly owned subsidiary, and Activated Nano signed and executed a termination agreement whereby Activated Nano agrees to return for cancellation 250,000 shares of Allied Corp., acknowledges and agrees that no further payments shall be made by AMBI with respect to the agreement and that Activate Nano may retain the $10,000 deposit pursuant to the original agreement.

On October 26, 2020, the company issued a convertible note with a face value of $37,613.17 and warrants to purchase 30,090 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On November 11, 2020, the company issued a convertible note with a face value of $85,937.50 and warrants to purchase 68,750 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On November 20, 2020, the Company and the previous owner of Falcon Ridge reached mutual consent that the 950,000 common shares of Allied Corp. in connection with acquisition of Falcon Ridge will be returned to the Company and the Company will return all the common shares of Falcon Ridge to the previous owner.

On December 2, 2020, the company issued convertible notes to two accredited investors with a face value of $600,000 and warrants to purchase 240,000 shares of the company’s common stock at $1.25 per share for 2 years. The notes are convertible at any time through the date which is 365 days from the date of issuance at a conversion price of $1.25 per share.

Since receiving the funds from the private placements, the Company’s management team has utilized these funds to expedite several key corporate milestones.

Allied Colombia S.A.S. (previously MediColombias) Acquisition (Colombia Licensed Producer)

On August 29, 2019, the Company entered into a Share Purchase Agreement with Dorson Commercial Corp. to purchase all of the issued and outstanding shares of MediColombia Cannabis S.A.S. Pursuant to the Purchase Agreement the purchase price of MediColombia is $700,000 and 4,500,000 shares of Allied. The Company closed and completed the acquisition of Medicolombia on February 18, 2020. During the period leading up to the acquisition, the Company made additional advances to Medicolombia totaling $329,436, which was eliminated at consolidation after the acquisition.

This company is based in Colombia with a full set of licenses and a lease agreement in place to begin production on a 5-hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

This acquisition includes a high-level scientific team of experts and significant capital expenditures spent on an irrigation holding pond, security towers, fencing, etc. to meet the Colombia minister of justice and minister of agriculture requirements.

The total acquisition price was $5,200,000. That price is payable (a) $185,000 USD within 5 days of signing the acquisition (this has been completed from the private placement funds); (b) $200,000 USD within 30 days of signing the acquisition (this has also been completed from private placement funds); (c) $315,000 USD within three months of signing the acquisition (also completed) and (d) 4,500,000 shares of common stock valued at $1.00 USD per share (these shares have also been issued).

            An additional $700,000 CDN will be paid to MediColombias in the form of Advanced Micro or Allied shares at a 30-day moving average market share price once certain terms are achieved.  All of these performance-based production volumes are based upon product produced from MediColombias.

Colombian National Ministry of Agriculture approval for seed evaluation

In May 2019, we received notice from the National Ministry of Agriculture (ICA) that our seeds are successfully registered and we can begin what they call the “seed evaluation” process of production. This involves planting 60 plants of each strain. We have plants going into the ground within the second quarter of 2019.

After the harvesting of these plants, ICA will conduct an on-site inspection and may authorize the large-scale initiation of production. The approval for “seed evaluation” came 6 months ahead of our anticipated timeline. We are consequently on pace for first harvest during first two quarters of 2020. We had originally anticipated this within third and fourth quarters of 2020.

In addition to this, to adhere to strict production regulations around seed approval and strain-acclimatization, in Canada we have created research and development environments (under personal production licenses approved by the Canada Regulators) that mimic the micro-climates in Suesca, Ibague and Bucamaranaga. Our strains have performed very well in all three of these micro-climates. We have stressed the strains with very high temperatures and humidity levels to mimic the natural weather patterns in the areas in which we will be cultivating. This is designed to mitigate the acclimatization risk that many peer companies are experiencing in Colombia.

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd.

On November 6, 2018, the Company through AM Biosciences signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna, British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use.

The total commitment for the two parcels of land are CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030. Subsequent to August 31, 2020, the Company terminated the lease, as described in Note 20(a), and there are no further commitments to this project

In November 2019, the board of directors determined the Company would not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment to pay the value of CAD$953,700 for the land and will eligible to receive or assign the initial refundable deposit of CAD$10,000. During the year ended August 31, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non related party.

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

Natural health vertical products launched and are for sale

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

In November 2020, Allied completed 2000 bottles of Tactical Relief and 15,000 drink pouches of Equilibrium Bio. Distribution of these products to buyers occurred in December 2020. Media influencers have been retained to support the sales of all of Allied’s natural health products.

Xtreme Cubes construction is completed

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building is a fully scalable, modular building. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020.

In June 2020, the company finished the construction of this building. With the actions that have occurred in the United States, Allied is looking to place this building in the state of Nevada to establish a US footprint leading towards legalization of cannabis in the United States.

Development Timeline

Through its operating subsidiary, the principals of Allied (the “Principals”) commenced development of the Company and its products in 2002 through development of regulatory knowledge, development and collection of over 200 proprietary strains of cannabis targeted at specific diseases and in 2005 obtained production experienced under approved personal production Canadian legislation. Beginning in 2012, the Company’s principals were involved in over 48 Health Canada applications for licensing and were working with Health Canada to inform national cannabis policy. The Company began seeking strategic partners to help veterans, police, fire and ambulance specifically with PTSD issues. During 2014 through 2017, The Company worked with several licensed producers in Canada and development strategic connections, supply and distribution companies into Europe. The Principals also continued to develop novel strains of cannabis for PTSD.

In 2018 the Company acquired its development site for cannabis production and completed an approximate $800,000 round of initial seed funding via AM Advanced Biosciences. The Company set up strategic partnerships in South America for production and in the United States for sales and distribution of hemp derived CBD products. In 2020, the Company is working towards expansion into Colombia and has signed a letter of intent to acquire land in Colombia as well as additional facilities in Canada. The Company will begin distribution of hemp derived CBD products for veterans and first responders into the United States.

In 2019,

•	Closed US$4.3 million financing

•	Research and development trials for production in three Colombian micro-climates

•	Manufacture and distribution of hemp derived CBD products for veterans and first responders into the United States

•	Contracts signed for purchase of land in Canada and leased in Colombia

•	Acquisition agreement signed for Canadian LP (end stage applicant)

•	Products launched in Natural Health vertical (Tactical Relief ™ brand)

•	Distribution

•	Pharmaceutical research for pre-clinical and clinical Pharma-product indicated for PTSD

•	Launched MaXXa brand

In 2020,

•	MaXXa skin care products shipped to Asia

•	Two LOI’s signed with Canadian and European companies for 5-year production offtake

•	Chosen for Nationally distributed television program with Laurence Fishburne “Behind the Scenes”

•	Advanced negotiations with large pharma partner in LATAM

•	Production operations in Colombia initiated

•	LOI with Physician Research group in Colombia

•	Agreements with two hemp extraction suppliers

•	Agreement for pharma clinical phase I to be completed in Austria

•	Manufacturing agreement in place in factory in Slovenia to produce CBD for products to be sold into Asia

•	Signed Distribution Agreement for Tactical Relief™ with Hollister Biosciences

•	Achieved ICA approval for commercialization of production coming from Colombia

•	Singed binding offtake agreement

•	Launched Equilibrium Bio with media influencers to support sale

•	Agreement with MGC Pharmaceuticals to develop and manufacture cannabis-based drugs

Historical Company Information

Allied was incorporated in the State of Nevada on February 3, 2018 under the name “Cosmo Ventures, Inc.” On July 2, 2019 the Company filed a Certificate of Amendment with Nevada changing the name to Allied Corp.

Effective July 25, 2019 the Company entered into a Stock Purchase and Reorganization Agreement with AM (Advanced) Biosciences, Inc., a British Columbia Canada corporation. Upon completion of the closing effective September 10, 2019, AM Advanced Biosciences became a wholly-owned operating subsidiary of the Company.

The Company’s principal office is located at 201 - 1405 St. Paul St., Suite 201, Kelowna, BC Canada V1Y 9N2. Our telephone number is (877) 255-4337. The Company email is ir@allied.health.

Legal Status of Cannabis in Canada in 2020

Marijuana was banned in Canada back in 1923, and it took almost 80 years before it became legal to use it for medicinal purposes. Canada finally legalized medicinal cannabis in 2001. Public opinion helped shape the next stage of marijuana law in Canada. In late November 2017, the Cannabis Act, Bill C-45, was passed by the House of Commons. In March 2018, it passed second reading in the Senate and on June 18, 2018, the House passed the bill.

It was passed with almost all of the Senate’s amendments, and the Senate accepted the new version of the bill on June 19, 2018. On October 17, 2018 marijuana in Canada became federally legal around the country.

For medical cannabis use, which is Allied’s target market, those with a prescription are authorized to have up to a five-day amount of their prescription. Some patients have 10 grams per day prescriptions. Some patients have 150 grams per days prescriptions.

According to the law, adults are legally permitted to purchase, use, possess, and grow recreational cannabis in Canada. We do not intend to target recreational use. The legal age and cultivation laws vary depending on the province. The minimum legal age is 19 all over Canada except in Alberta and Quebec where it is 18.

The maximum amount one is allowed to possess from a recreational source which we do not intend to target, is 30 grams in all Canadian provinces, but in most locations, one is allowed to have larger amounts at home. In British Columbia for example, a person may possess up to 1,000 grams of marijuana at home. There is no limit to home possession in Manitoba.

Legality of CBD based products in the United States.

In general CBD is legal in the United States, but under very specific conditions.

While the legal status of CBD has become more defined with recent reforms, some laws are still unclear and others may still be needed. Combined with misinformation, many may have a very skewed understanding of what’s legal versus what is not.

The legality of CBD can vary from state to state and federally, but in general, one of the determining factors is whether the CBD is derived from hemp or marijuana. The Company intends to source its CBD cigarettes from hemp. While the two plants are very close relatives, they are classified very differently under the law and understanding the difference is crucial to legally use CBD. Hemp and marijuana are both classifications of plants in the Cannabis genus, and both can produce an abundance of CBD. As members of the same family, hemp and marijuana share many visual similarities, but at a chemical level, the two plants have vastly different amounts of Tetrahydrocannabinol (THC), the intoxicating compound found in Cannabis.

While hemp is characterized by producing a nearly non-existent amount of THC (less than 0.3%), marijuana can produce an abundance of THC (up to 30%). Because of its high THC-content, marijuana may induce severe mind-altering effects when consumed and is federally illegal in the United States and many other countries.

Hemp-derived CBD is legal as long as it is produced within the regulations defined by the law.

In 2018, President Trump passed the Agricultural Improvement Act of 2018 (also known as the 2018 Farm Bill), which removed hemp as a Schedule I substance and reclassified it as an “agricultural commodity.” A common misconception about the 2018 Farm Bill is that it legalized CBD regardless of if it was derived from hemp or marijuana. This is not true. Based on the guidance of the DEA, CBD is a Schedule I substance and is illegal. If, however, the CBD is derived from hemp and adheres to the following regulations set forth in the new farm bill, it is removed as a Schedule I substance and is legal:

The hemp must contain less than 0.3% THC

The hemp must adhere to the shared state-federal regulations

The hemp must be grown by a properly licensed grower

In addition, the 2018 Farm Bill also removed restrictions on the sale, transportation, and possession of hemp-derived CBD products and allowed for the transportation of hemp-derived CBD products across state lines as long as the products follow regulations defined above.

While hemp-derived CBD is federally legal as long as it adheres to the law, marijuana-derived CBD is more complicated because it is derived from a plant that is illegal. In fifteen states, including California and Colorado, marijuana is legal for recreational usage, and naturally so is marijuana-derived CBD. Others allow marijuana-derived CBD usage under certain conditions, such as a specific medical condition, and some states strictly prohibit it. As of 2020, there are 15 States where Cannabis, including both marijuana and hemp, are completely legal for recreational and medicinal use. In addition, as of 2020, there are a total of 37 states (including the 15 states mentioned above) where marijuana-derived CBD is legal for medicinal usage. The specific regulations for such use vary from state to state with a majority of states allowing medicinal use for a broad range of conditions, while others set specific requirements for approved use (i.e, the CBD must contain less than a certain percentage of THC or the patient suffers from a specific condition).

Both hemp-derived and marijuana-derived CBD are legal at varying levels in a majority of the United States; however, there are certain states where marijuana-derived CBD is strictly prohibited and even hemp-derived CBD is a bit of a gray area.

In December 2020, the Democrat-controlled US House of Representatives passed a bill that would legalize marijuana at the federal level — the first time either body of Congress has backed marijuana legalization. The bill would remove marijuana from the federal drug scheduling system, the basis for much of federal drug policy, and eliminates criminal penalties for anyone who possesses, distributes, or produces marijuana. The Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would expunge records for people with prior federal marijuana convictions. It would also impose a tax on marijuana products, which would fund new programs intended to support “individuals and businesses in communities impacted by the war on drugs.” The bill would also take numerous steps to reverse the collateral damage of cannabis prohibition: It would open up federal loans to marijuana businesses, ban federal officials from denying public benefits to people with previous marijuana convictions, and prohibit the denial of US citizenship based on marijuana-related events, among other changes. It’s unlikely, however, that the bill will make it much further in the current Congress, with the Republican-controlled Senate still opposed to legalization. (Marijuana Moment, a marijuana-focused news outlet, has closely tracked day-to-day developments in Congress.) There is a Senate version of the MORE Act, should the legislative body, in a very unlikely scenario, decide to take it up. It’s sponsored by Sen. Kamala Harris (D-CA), who’s now the vice president-elect.

The Allied Business Model

The Company’s focus will be on the lowest cost of production with high quality. This is intended to produce the highest margins possible. Given the average cost of production in Canada being approximately $1.52CDN per gram, the Allied anticipated $0.09-0.15 cents per gram will provide a serious competitive advantage.

Through Allied’s products and supply chain, clients will be able to access superior cannabis-related products with a greater level of confidence regarding quality control. The rapid growth of the cannabis sector requires companies to have sophisticated production and customer support systems in order to remain competitive and scalable. Allied is fortunate to have assembled a team of industry veterans and management professionals with the background and experience to enable the Company to build, manage and grow such systems.

Colombia Production

The Company’s Colombia facility is intended to provide the following benefits. Essentially, the site is situated in ideal equatorial climate conditions for growing:

•	12 hours of consistent natural sun all year round

•	Massive land mass potential for expedient scale

•	Steady temperatures with low variance during the year

•	Rich fertile soils and plentiful water supply

•	Multiple harvests per year of premium quality product

•	Large cohort available of economical, experienced farming workforce

•	Local farming skills honed over generations

•	Sustainable labor costs

•	Clear recognition of tax, job and industry benefits

•	Environmentally and socially sustainable production

•	Natural sunlight minimizes energy usage and carbon footprint

•	Water usage not competing with local requirements

•	Growing conditions lend well to pest and disease management

•	Ability to create jobs and boost local/national economies

Competition

We face significant competition in the Cannabis and CBD industry. We compete for business primarily on the basis of size and coverage, location, price, quality, and brand recognition. We may also face competition from new entrants into the cannabis service business.

Significant competition could reduce our operating margins and profitability and lead to a loss of market share. Some of our existing and potential competitors may have competitive advantages such as significantly greater brand recognition, a longer history in development of cannabis products, CBD manufacture and distribution, marketing or other resources, and may be able to mimic and adopt our business model. In addition, several of our competitors have significantly larger networks than we do, which gives them an ability to reach a larger number of overall potential consumers and which may make them less susceptible than we are to downturns. We cannot assure you that we will be able to successfully compete against new or existing competitors, and failure to compete may reduce for existing market share and profits.

Regulation

For a discussion of the various risk we face from regulation and compliance matters, see “Risk Factors” below.

Properties

Bucamaranga, Colombia

The Company’s 100% owned subsidiary, Allied Colombia, S.A.S., has secured vast agricultural land extension in both Bucamaranga and Ibagué, both key production farming region of Colombia. Both areas have the benefit of having 12 hours of sunlight year-round, temperatures oscillating between 20-30 degrees celsius, with constant humidity. This environment and situation ideal to growing cannabis at low cost. The Ibague land has an area of 1,400 hectares (about 3,450 acres), all with water rights, an electrical substation, and great paved access to the property. This is situated in close proximity to the free trade zone. The Company currently has lease arrangement for 5 hectares and a cost of $1,600 per month with an option to purchase. Further, the Company has the ability to expand its leased land footprint to the adjacent 24 hectare property.

Kelowna, British Columbia, Canada

The Company’s 100% owned subsidiary, AM (Advanced Micro) Biosciences, Inc. had two purchase agreements in place to acquire two separate but adjacent lots located at 8999 Jim Bailey Road in Kelowna British Columbia, Canada, north of the Kelowna International Airport. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use.

The total commitment for the two parcels of land are CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030.

In November 2019, the board of directors determined the Company would not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment for the land and will eligible to receive or assign the initial refundable deposit. During the year ended August 31, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non related party.

Subsequent to August 31, 2020, the Company terminated the lease, as described in Note 20(a), and there are no further commitments to this project.

Employees

As of the date of this Annual Report, the Company has approximately 15 contracted employees. The Company does not intend to pay a full salary to any of its executives or management at this time. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

Item 1A. Risk Factors.

The following “risk factors” contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment. In this Section, the terms the “Company,” “we”, “our” and “us” refer to Allied Corp. as well as its subsidiaries AM (Advanced Micro) Biosciences, Inc. and Allied Colombia S.A.S.

Risks Related to Our Operations

We will incur losses and there is no guarantee that we will ever become profitable.

We are a relatively newly formed company. There is no guarantee that we will ever become profitable. The costs for research, product development, machinery adaptation to create our product candidates and cannabis products and/or technologies, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses. We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We may need additional capital in the future in order to continue our operations.

We obtained approximately $6,975,000 in our recent private placements which we are using for acquisitions and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control, including:

•	our ability to successfully sell our cannabis products;

•	Government legislation changes

•	our ability to successfully develop and obtain necessary national, federal, provincial, and/or state regulatory approval(s) for our own product candidates such as hemp cigarettes;

•	the success of our partners and distributors in selling our products;

•	our ability to successfully sell future products if we choose not to partner the product;

•	our ability to manufacture, or have manufactured, products efficiently, at the appropriate commercial scale, and with the required quality, and our ability to source and purchase from third party hemp cultivators that supplies required to produce our products;

•	timing of our partners’ development, regulatory and commercialization plans;

•	the demand for our products from current and future distribution and/or wholesale and/or retails partners;

•	our ability to increase and continue to outsource our raw materials, quality cannabis, and our manufacturing capacity to allow for new product introductions;

•	the level of product competition and of price competition;

•	consumer acceptance of our current and future products;

•	our ability to obtain reimbursement for our products from third-party payers;

•	our ability to develop additional commercial applications for our products;

•	our ability to attract the right personnel to execute our plans;

•	our ability to develop, maintain or acquire patent positions;

•	our ability to procure quality industrial hemp flowers and control these costs; and

•	general economic conditions in the USA and the hemp industry.

We launched our cannabis products in 2019 in an initially limited fashion and as a company, we have limited sales and marketing experience.

We launched marketing for our cannabis products in 2019, and although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing cannabis products on our own. In order to commercialize the cannabis products business, we have to build our sales, marketing, distribution, managerial and other non-technical capabilities and make arrangements with third parties to perform these services when needed. We may have to hire sales representatives and district managers to fill sales territories. To the extent we are relying on third parties to commercialize our business, we may receive less revenues or incur more expenses than if we had commercialized the products ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including sales representatives, wholesale distributors, legal and regulatory affairs teams. The establishment and development of commercialization capabilities to market our products has been and will continue to be expensive and time-consuming. As we continue to develop these capabilities, we will have to compete with other hemp companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our products may be adversely affected.

United States Federal regulation and enforcement may adversely affect the implementation of medical Cannabis and/or Cannabis adult use laws and regulations may negatively impact our revenues and profits.

Legislation in the United States continues to evolve throughout 2020 relative to laws regulating marijuana. Subsequent to the 2020 elections, there are currently 36 states in the United States, plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. An additional fifteen states have laws and/or regulations that allow cannabis use by adults for non-medical purposes. More states are considering permitting cannabis use. Congress recently presented legislation which would decriminalize marijuana use federally and relegate legalization to state law.

Around the world there are countries who are enacting medical and/or adult use cannabis regulations almost weekly. Conversely, currently under the Controlled Substance Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana or there is an outcome of the current lawsuit against the un-constitutional application of cannabis in the CSA, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

The DOJ (Department of Justice) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our revenue and profits.

There are conflicts in the United States between Federal and State regulations related to marijuana.

Federal regulation and enforcement may adversely affect the implementation of adult use/medical Cannabis laws and regulations may negatively impact our revenues and profits. As of the date of this Annual Report, 36 states and the District of Columbia allow its citizens to use medical marijuana. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Both the Obama and Trump administrations have effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state designated laws allowing the use and distribution of medical cannabis. In May 2017, Congress unveiled their new budget bill and as such, lawmakers included a provision, known as the Rohrabacher-Farr amendment, that allows states to carry on with crafting their own medical marijuana policies without fear of federal intervention. This bill was passed and as a result, no federal monies have been approved or appropriated to be used to enforce federal law in these cannabis program participating states.

Investors should understand that there is no guarantee that current or future administrations will not attempt to change this again in the future. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its shareholders. While we will not harvest, distribute, or sell cannabis directly, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Again, Cannabis remains illegal under United States federal law. It is a schedule-I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes. At present, the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area. A change in the federal attitude towards enforcement could have a negative effect on the industry, potentially ending it entirely. While we are not insulated from economic risk if such a change were to occur, we believe that by virtue of the fact that we do not sell, or produce Cannabis or Cannabis related products, our shareholders and we should be insulated from federal prosecution or harassment. However, the growers and sellers of adult use and medical cannabis are our primary customers, and if this industry were unable to operate, we would lose substantially all of our potential clients, which would have a negative impact on our business, operations, and financial condition.

Laws and regulations affecting the Cannabis industry are constantly changing, which could detrimentally affect our proposed operations. Local, state, and federal Cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Variations in provincial Cannabis regulation in Canada could restrict certain of our operations.

In Canada Cannabis legalization officially occurred on October 17, 2018. Our products are designed to fit under the medical registration which is governed by Canadian national legislation. With respect to recreational use, cannabis regulations differ from province-to-province

For medical cannabis use (which we target), those with a prescription are authorized to have up to a five-day amount of their prescription. Some patients have 10 grams per day prescriptions. Some patients have 150 grams per days prescriptions. For recreational use (which we do not intend to target), the only constants from province-to-province under the Canadian federal Cannabis Act are a possession limit of up to 30 grams of dried flower (or an equivalent) and a ban on consumption in vehicles. Beyond that, everything from the legal age to the rules on public consumption can be different—though the provinces all share a common goal in discouraging underage use and exposure.

In the United States, variations in state and local regulation and enforcement in states that have legalized medical/adult use cannabis that may restrict cannabis-related activities, including activities related to adult use/medical cannabis may negatively impact our revenues and profits.

Although we intend to principally operate in Canada and Colombia, where Cannabis has been legal since October 17, 2018, certain of our products may be intended for consumption in the United States. Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized cannabis to varying degrees, other states have created exemptions specifically for cannabis, and several have both decriminalization adult use and medical cannabis laws. Fifteen states have legalized the adult use of cannabis. Variations exist among states that have legalized, decriminalized or created cannabis exemptions. States have placed limits on the number of homegrown cannabis plants that can be grown. In most states the cultivation of cannabis for personal use continues to be prohibited except for those states that allow small scale cultivation by the individual or collective. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect revenue and profits of the Company.

Prospective customers may be deterred from doing business with a company with significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or adult use cannabis.

Commercialization of our products will require significant resources, and if we do not achieve the sales expected, we may lose the substantial investment made in our products.

We have made and are continuing to make substantial expenditures commercializing our products. We are devoting substantial resources to building our manufacturing and extraction equipment for cannabis and other products as well as continued investment in commercial supply inventories to support commercialization, including our recent hiring of sale, operational and scientific managers. We have and expect to continue to devote substantial resources to establish and maintain a marketing capability for our cannabis products. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels of our products that we expect, we may be unable to recover the large investment we have made in research, development, manufacturing, inventory and marketing efforts, and our business and financial condition could be materially adversely affected.

We will rely on third parties to perform many necessary services for our products, including services related to the distribution, invoicing, storage and transportation of our products.

We intend to retain and partner with third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

The failure of any of our third-party distributors to market, distribute and sell our products as planned may result in us not meeting revenue and profit targets.

If one or more of these distributors fail to pursue the development or marketing of the products as planned, our revenues and profits may not reach expectations or may decline. The success of the marketing organizations of our partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, may determine the success of the product sales. Competition in this market could also force us to reduce the prices of our products below currently planned levels, which could adversely affect our revenues and future profitability.

We will depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

The loss of any significant customers or partners or reduction in our business activities could cause our revenues to decrease significantly and increase our continuing losses from operations. If our cannabis products are not successful and we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, we may never be able to achieve profitable operations.

Our success depends, in part, upon maintaining a competitive position in the development of products. If we cannot maintain competitive products and technologies, our current and potential distribution partners may choose to adopt the products of our competitors. We face competition with respect to our products from major tobacco companies and smaller producers worldwide. Our competitors may develop products that are safer, more effective, have fewer side effects, or are less costly than our products.

Some of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, and marketing and distribution than we do.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

Third parties may claim that the manufacture, use or sale of our products, or use of our technologies, infringe their patent rights. As with any litigation where claims may be asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in the patent office or the courts. If these are not resolved favorably, we may not be able to continue to develop and commercialize our product candidates. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. If we are found liable for infringement or are not able to have these patents declared invalid or unenforceable, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by patents of others. Any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. We may not have identified, or be able to identify in the future, U.S. or foreign patents that pose a risk of potential infringement claims. Ultimately, we may be unable to commercialize some of our product candidates as a result of patent infringement claims, which could potentially harm our business.

If we do not have adequate insurance for product liability, then we may be subject to significant expenses relating to these claims.

Our business entails the risk of product liability. Although we have not experienced any material claims to date, any such claims could have a material adverse impact on our business. Insurance coverage is expensive and may be difficult to obtain and may not be available in the future on acceptable terms, or at all. We shall maintain product liability insurance and evaluate our insurance requirements on an ongoing basis. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered. A successful product liability claim against us, if not covered by, or if in excess of our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations. Adverse claim experience for our products or insurance industry trends may make it difficult for us to obtain product liability insurance or we may be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all. Additionally, if the coverage limits of the product liability insurance are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we make any acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours.

We have attempted and continue to intend to attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating an acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, in connection with future acquisitions.

Our business could be harmed if we fail to comply with regulatory requirements and, as a result, are subject to sanctions.

If we, or companies with whom we are developing technologies or who are manufacturing products on our behalf, fail to comply with applicable regulatory requirements, the companies, and we, may be subject to sanctions, including the following:

•	warning letters;

•	fines;

•	product seizures, quarantines or recalls;

•	injunctions;

•	refusals to permit products to be imported into or exported out of the applicable regulatory jurisdiction;

•	total or partial suspension of production;

•	withdrawals of previously approved marketing applications; or

•	criminal prosecutions.

Risks Related to our Common Stock

Future conversions or exercises by holders of options could dilute our common stock.

Purchasers of our common stock will experience dilution of their investment upon exercise of the employee stock option and other stock options or issued common shares.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

Our officers and directors shall beneficially own a significant aggregate of shares of our outstanding common stock. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

We do not expect to pay dividends in the foreseeable future.

We intend to retain any earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

Anti-takeover effects of certain certificate of incorporation and bylaw provisions could discourage, delay or prevent a change in control.

Our certificate of incorporation and bylaws could discourage, delay or prevent persons from acquiring or attempting to acquire us. Our certificate of incorporation authorizes our board of directors, without action of our stockholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine. In addition, our bylaws grant our board of directors the authority to adopt, amend or repeal all or any of our bylaws, subject to the power of the stockholders to change or repeal the bylaws. In addition, our bylaws limit who may call meetings of our stockholders.

Dependence upon Management and Key Personnel

The Company is, and will be, heavily dependent on the skill, acumen and services of the management of the Company. The loss of the services of these individuals or any other key individuals, including specifically Calum Hughes, and certain others, for any substantial length of time would materially and adversely affect the Company’s results of operation and financial position. (See “Management”).

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Bucamaranga, Colombia

The Company’s 100% owned subsidiary, Medi Colombias, SAS, has secured vast agricultural land extension in both Bucamaranga and Ibagué, both key production farming region of Colombia. Both areas have the benefit of having 12 hours of sunlight year-round, temperatures oscillating between 20-30 degrees celsius, with constant humidity. This environment and situation ideal to growing cannabis at low cost. The Ibague land has an area of 1,400 hectares (about 3,450 acres), all with water rights, an electrical substation, and great paved access to the property. This is situated in close proximity to the free trade zone. The Company currently has lease arrangement for 5 hectares and a cost of $1,600 per month with an option to purchase. Further, the Company has the ability to expand its leased land footprint to the adjacent 24-hectare property.

Kelowna, British Columbia, Canada

The Company’s 100% owned subsidiary, AM (Advanced Micro) Biosciences, Inc. had two purchase agreements in place to acquire two separate but adjacent lots located at 8999 Jim Bailey Road in Kelowna British Columbia, Canada, north of the Kelowna International Airport. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use.

The total commitment for the two parcels of land is CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030.

In November 2019, the board of directors determined the Company would not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment for the land and will eligible to receive or assign the initial refundable deposit. During the year ended August 31, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non related party.

Subsequent to August 31, 2020, the Company terminated the lease, as described in Note 20(a), and there are no further commitments to this project.

Item 3. Legal Proceedings.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

On or about April 30, 2020 the Company filed a complaint entitled ALLIED CORP., a Nevada corporation, Plaintiff, v. MALCOLM DAVIDSON, an individual, ANTHONY ZELEN, an individual, and DAVID WEINKAUF, an individual, Defendants, and TACTICAL RELIEF, LLC, a Delaware limited liability company, Nominal Party, filed in the Delaware Chancery Court as Case No. 2020-0321 – PAF (the “Delaware Action”).

On or about May 28, 2020 the Company filed that a complaint entitled ALLIED CORP., a Nevada corporation, and AM (ADVANCED MICRO) BIOSCIENCES, INC., a ALLIED CORP., a Nevada corporation, and AM (ADVANCED MICRO) BIOSCIENCES, INC., a British Columbian corporation, Plaintiffs, vs. MALCOLM DAVIDSON, an individual, ANTHONY ZELEN, an individual, and DAVID WEINKAUF, an individual, Defendants filed on May 28, 2020 in the District Court of Clark County Nevada as Case No. A-20-815610-B (The “Nevada Action”, and collectively with the Delaware action the “CLAIMS”).

On or about September 30, 2020 but effective September 21, 2020 the parties entered into three separate settlement agreements resolving the claims of both the Delaware Action and the Nevada Action.

In December 2018, the Company’s subsidiary AM Biociences had issued 5,000,000 shares of its common stock to both Mr. Zelen and Mr. Weinkauf as an investment at $0.0001cents. These were converted to 4,311,585 shares (the “SECFAC Shares”) of SECFAC Exchange Corp. (“SECFAC”) at the time of the acquisition of AM Biosciences by Allied Corp.   Pursuant to the settlement agreements, Mr. Zelen and Mr. Weinkauf both returned 4,061,585 of the SECFAC Shares to be immediately returned to SECFAC’s treasury.

Further, in March 2019, Mr. Calum Hughes and each of Mr. Zelen and Mr. Weinkauf entered into an agreement for the sale of 6,250,000 shares of common stock of AM Biosciences to be sold to Mr. Zelen and Mr. Weinkauf from Mr. Calum Hughes for $0.0001cents each (the “Repudiated Shares”). These were issued back to Calum Hughes after the non-payment and issuance of a letter of acceptance of repudiation in April 2020. (the “Repudiation Letter”). As part of the settlement, each of Mr. Zelen and Mr. Weinkauf acknowledged and accepted the repudiation letter.

Pursuant to the settlement with Mr. Zelen, Allied will pay through his counsel a total of USD$30,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $10,000.00 USD is to be paid on or before October 31, 2020, b. The second installment of $10,000 USD is to be paid on or before November 30, 2020; and c. The third installment of $10,000USD is to be paid on or before December 30, 2020.

Pursuant to the settlement with Mr. Weinkauf, Allied will pay through his counsel a total of USD$60,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $30,000.00 USD is to be paid on or before October 31, 2020, b. The second installment of $20,000 USD is to be paid on or before November 30, 2020; and c. The third installment of $10,000USD is to be paid on or before December 30, 2020.

Pursuant to the settlement with Mr. Davidson, Allied will pay through his counsel a total of USD$15,000 as a flat fee settlement cash portion payable on or before October 31, 2020 (which is now fully paid).

In addition, each of the defendants agreed to certain confidentiality and non-solicitation covenants in addition to other terms.

As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

PART II

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “ALID”. Our symbol was changed to ALID effective August 3, 2019 upon notice to and review by FINRA. Prior to such date the Company had minimal trading under its previous symbol. The high and low closing sale prices per share of our common stock since August 3, 2019 are reflected in the table below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on December 11, 2020 was $1.00 per share.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	Low	High
Through December 14, 2020	$0.75	$2.10
Year ended August 30, 2020	$1.01	$2.26
Quarter ended May 30, 2020	$1.00	$1.55
Quarter ended February 29, 2020	$1.50	$1.55

Holders

As of December 14, 2020, there were approximately 84 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Dividends

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the board of directors and based upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Transfer Agent

Our registrar and transfer agent is VStock Transfer, LLC.

Recent Sales of Unregistered Securities

During the period May 7, 2019 through June 15, 2019, a total of $1,325,000 in proceeds was raised in a private placement to 11 accredited investors at a price of $0.50 per share. In connection with the offering, the Company issued 2,650,000 shares of common stock.

During July 2019, a total of $3,000,000 in proceeds was raised in a private placement to one accredited investor at a price of $0.75 per share. In connection with the offering, the Company issued 4,000,000 shares of common stock.

Effective January 24, 2020, the Company sold $600,000 principal amount of 10% secured convertible notes (the “Convertible Notes”) to two accredited investors, sold at an origination discount of 2% to face value.

Effective March 12, 2020, the Company issued a total of 616,000 shares of common stock to five accredited investors who purchased such shares in a private placement during March 2020 at a purchase price of $1.25 per share or $700,000 in the aggregate, of which $70,000 was a commission which was paid in shares of stock also at $1.25 per share.

On June 8, 2020, the Company issued 960,000 shares of common stock to an accredited investor who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $1,200,000.

On September 21, 2020, the Company issued 80,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $100,000.

On September 30, 2020, the Company issued 120,000 shares to two accredited investors who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $150,000.

On September 29, 2020, the company issued a convertible note with a face value of $163,451.25 and warrants to purchase 130,673 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On October 9th, 2020 the Company, through AMBI, its wholly owned subsidiary, and Activated Nano signed and executed a termination agreement whereby Activated Nano agrees to return for cancellation 250,000 shares of Allied Corp., acknowledges and agrees that no further payments shall be made by AMBI with respect to the agreement and that Activate Nano may retain the $10,000 deposit pursuant to the original agreement.

On October 26, 2020, the company issued a convertible note with a face value of $37,613.17 and warrants to purchase 30,090 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On November 11, 2020, the company issued a convertible note with a face value of $85,937.50 and warrants to purchase 68,750 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On December 2, 2020, the company issued convertible notes to two accredited investors with a face value of $600,0000 and warrants to purchase 240,000 shares of the company’s common stock at $1.25 per share for 2 years. The notes are convertible at any time through the date which is 365 days from the date of issuance at a conversion price of $1.25 per share.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the transition period from April 1, 2019 through and including August 31, 2019.

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

Business presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

Principles of consolidation

The consolidated financial statements include accounts of Allied Corp. and its majority owned subsidiaries. Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2020 and 2019.

Property and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

Inventory

Inventories are stated at the lower of cost or market. As of August 31, 2020, the inventory consisted of containers and packaging materials.

Intangible assets

At August 31, 2020 and 2019, intangible assets include a purchased brand name, license application, product formulas and licenses which are being amortized over their estimated useful lives of 3 to 10 years. The Company’s purchased brand name and product formulas are amortized beginning from the date the products begin to be sold on a straight-line basis. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. As the products have not yet been commercially manufactured or distributed for sale, no amortization has been recorded of the purchased brand name or product formulas. The licenses have been amortized from the date of acquisition.

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

Long-lived assets

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign currency translation and functional currency conversion

Items included in these consolidated financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entities operate (the “functional currency”).

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

The Company re-assessed its functional currency and determined as at September 10, 2019, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization. The change in functional currency was accounted for prospectively from September 10, 2019 and prior period financial statements were not restated for the change in functional currency.

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

The Company assessed the functional currency for Allied Colombia S.A.S. (previously MediColombia), a wholly owned subsidiary acquired by the Company on February 18, 2020 (see Note 4) to be the Colombian Peso.

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

Research and development costs

Research and development costs are expensed as incurred.

Net income (loss) per common share

Net income (loss) per share is calculated in accordance with ASC 260, Earnings per Share. The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding to the extent the effect would not be antidilutive. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding.

Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

For certain of the Company’s financial instruments, including cash and accounts payable and accrued liabilities, the carrying amounts approximate their fair values due to the short maturities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2020 and 2019.

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

Measuring the Consideration Transferred

Pursuant to ASC 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree. Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree. The assets and liabilities of the legal acquiree are measured and recognized in the consolidated financial statements at their pre-combination carrying amounts (see ASC 805-40-45-2(a)).

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC 805-40-45-1 and 45-2, consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "Business Combinations"; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

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

Pursuant to ASC 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, AM Biosciences effective from the date of the reverse take—over transaction on September 10, 2019 and Medicolombia (from the date of acquisition, February 17, 2020). All intercompany balances and transactions have been eliminated upon consolidation.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. The Company did not have any leases until the acquisition of its wholly owned subsidiary, Allied Colombia S.A.S. on February 18, 2020 (Note 4). The adoption of ASU 2016-02 did not result in any adjustment to retained earnings. Also see Note 8.

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

Reclassification

Certain reclassifications have been made to conform the prior period’s consolidated financial statements and notes to the current year’s presentation.

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

Change in Fiscal Year End

Effective November 12, 2019 our Board of Directors determined to change the Company’s fiscal year end from March 31 to August 31 for each year. The previous year Transition Report on Form 10-K reflects the interim period from the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2019 through the new year end of August 31, 2019. This current report reflects the fiscal year from August 31, 2019 through August 31, 2020.

Financial Condition and Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

Transition Period from April 1, 2019 through August 31, 2019

Net Revenues

For the transition period from April 1, 2019 through August 31, 2019 (the Company’s new fiscal year end), the Company had no revenues and expenses of $211,869. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Income (Loss)

For the transition period April 1, 2019 through August 31, 2019 (the Company’s fiscal year end), the Company had a net operating loss of $211,869.

Fiscal year ended August 31, 2020

Net Revenues and Expenses

For the fiscal year ended August 31, 2020, the Company had no revenues and total expenses of $6,607,763. Of this $3,593,246 was operating expense and the remainder was non-recurring expenses the largest of which was an impairment of intangible assets related to licenses of $2,230,904.  The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Income (Loss)

For the fiscal year ended August 31, 2020, the Company had a net operating loss of $6,607,763.  This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

As of August 31, 2020, the Company had $198,314 in current assets, consisting of $94,047 in cash, $52,585 in inventory and $51,682 in prepaid expenses.

During July 2019, a total of $3,000,000 in proceeds was raised in a private placement to one accredited investor at a price of $0.75 per share. In connection with this offering, the Company issued 4,000,000 shares of common stock.

During the period May 7, 2019 through June 15, 2019, a total of $1,325,000 in proceeds was raised in a private placement to 11 accredited investors at a price of $0.50 per share. In connection with the offering, the Company issued 2,650,000 shares of common stock.

On December 1, 2019, the Company issued 130,000 common shares at $0.50 per share, for gross cash proceeds of $65,000,

During July 2019, a total of $3,000,000 in proceeds was raised in a private placement to one accredited investor at a price of $0.75 per share. In connection with the offering, the Company issued 4,000,000 shares of common stock.

Effective January 24, 2020, the Company sold $600,000 principal amount of 10% secured convertible notes (the “Convertible Notes”) to two accredited investors, sold at an origination discount of 2% to face value. These notes were extended on July 1, 2020 in consideration for repayment of $200,000 of the principal, reduction of interest to 5% per annum, the issuance of 16,000 shares of common stock to the holders and warrants to purchase an additional 320,000 common shares of the Company at $1.25 per share.

Effective March 12, 2020, the Company issued a total of 616,000 shares of common stock to five accredited investors who purchased such shares in a private placement during March 2020 at a purchase price of $1.25 per share or $700,000 in the aggregate, of which $70,000 was a commission which was paid in shares of stock also at $1.25 per share.

On June 8, 2020, the Company issued 960,000 shares of common stock to an accredited investor who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $1,200,000.

On September 21, 2020, the Company issued 80,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $100,000.

On September 30, 2020, the Company issued 120,000 shares to two accredited investors who purchased such shares in a private placement at a purchase price of $1.25 per share for gross cash proceeds of $150,000.

On October 9th, 2020 the Company, through AMBI, its wholly owned subsidiary, and Activated Nano signed and executed a termination agreement whereby Activated Nano agrees to return for cancellation 250,000 shares of Allied Corp., acknowledges and agrees that no further payments shall be made by AMBI with respect to the agreement and that Activate Nano may retain the $10,000 deposit pursuant to the original agreement.

On November 20, 2020, the Company and the previous owner of Falcon Ridge reached mutual consent that the 950,000 common shares of Allied Corp. in connection with acquisition of Falcon Ridge will be returned to the Company and the Company will return all the common shares of Falcon Ridge to the previous owner.

On September 29, 2020, the company issued a convertible note with a face value of $163,341.25 and warrants to purchase 130,673 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On October 26, 2020, the company issued a convertible note with a face value of $37,613.17 and warrants to purchase 30,090 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On November 11, 2020, the company issued a convertible note with a face value of $85,937.50 and warrants to purchase 68,750 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

On December 2, 2020, the company issued convertible notes to two accredited investors with a face value of $600,000 and warrants to purchase 240,000 shares of the company’s common stock at $1.25 per share for 2 years. The notes are convertible at any time through the date which is 365 days from the date of issuance at a conversion price of $1.25 per share.

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

Capital Expenditures

For the fiscal year ended August 31, 2019 we had $Nil capital expenditures. Subsequent to August 31, 2019 and through the end of the fiscal year ended August 31, 2020, through our transactions with AM (Advanced Micro) Biosciences and Allied Colombia S.A.S., we have significant and material commitments for capital expenditures as of the date of this Report.

Allied Colombia S.A.S. (previous MediColombias) Acquisition (Colombia Licensed Producer)

On August 29, 2019, the Company entered into a Share Purchase Agreement with Dorson Commercial Corp. to purchase all of the issued and outstanding shares of MediColombia Cannabis S.A.S. Pursuant to the Purchase Agreement the purchase price of MediColombia is $700,000 and 4,500,000 shares of Allied. The Company closed and completed the acquisition of Medicolombia on February 18, 2020. During the period leading up to the acquisition, the Company made additional advances to Medicolombia totaling $329,436, which was eliminated at consolidation after the acquisition.

This company is based in Colombia with a full set of licenses and a lease agreement in place to begin production on a 5-hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

This acquisition includes a high-level scientific team of experts and significant capital expenditures spent on an irrigation holding pond, security towers, fencing, etc. to meet the Colombia minister of justice and minister of agriculture requirements.

The total acquisition price is $5,200,000. That price is payable (a) $185,000 USD within 5 days of signing the acquisition (this has been completed from the private placement funds); (b) $200,000 USD within 30 days of signing the acquisition (this has also been completed from private placement funds); (c) $315,000 USD within three months of signing the acquisition (also completed) and (d) 4,500,000 shares of common stock valued at $1.00 USD per share (these shares have also been issued).

An additional $700,000 USD will be paid to MediColombias in the form of Advanced Micro or Allied shares at a 30-day moving average market share price once certain terms are achieved. All of these performance-based production volumes are based upon product produced from MediColombias.

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd.

On November 6, 2018, the Company through AM Biosciences signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna, British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use.

The total commitment for the two parcels of land is CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030.

In November 2019, the board of directors determined the Company would not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment to pay the value of CAD$953,700 for the land and will eligible to receive or assign the initial refundable deposit of CAD$10,000. During the year ended August 31, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non related party.

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

Xtreme Cubes construction has begun

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. This building is expected to come off of the production line in Nevada sometime in the first quarter of 2020. We anticipate being able to extract and produce additional strain development in this building beginning first quarter 2020. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

The independent auditors’ report accompanying our August 31, 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $7,908,566 at August 31, 2020 and net loss from operations of $6,607,763.

Although the Company anticipates reaching revenues in the first quarter of 2021, the Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities. In addition, the Company remains in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

 Item 8. Financial Statements and Supplementary Data.

Contents

ALLIED CORP.

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Allied Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Corp. (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the year ended August 31, 2020 and for the period from September 13, 2018 to August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended August 31, 2020 and the period from September 13, 2018 to August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred a loss from operations and has not yet generated any revenue from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MANNING ELLIOTT LLP

We have served as the Company’s auditor since 2019.

Vancouver, Canada

December 15, 2020

ALLIED CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)

	August 31, 2020	August 31, 2019

Assets
Current assets
Cash	$94,047	$1,080,882
Inventory	52,585	-
Amounts due from related parties (Note 12 (b))	-	23,517
Prepaid expenses	51,682	2,313
Total current assets	198,314	1,106,712

Deposits and advances (Note 5)	3,008,246	2,158,658
Right-of-use assets (Note 8)	374,997	-
Property and equipment (Note 6)	223,020	-
Intangible assets (Note 7)	3,300,000	1,116,932
Total assets	$7,104,577	$4,382,302

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 12(b))	$1,396,495	$163,287
Loan payable to Allied (Note 12(d))	-	4,084,599
Current portion of lease liabilities (Note 8)	17,073	-
Notes and loan payable (Note 9)	1,253,772	523,854
Convertible notes payable (Note 10)	400,000	-
Total current liabilities	3,067,340	4,771,740

Lease liabilities, net of current portion (Note 8)	333,073	-
Total liabilities	$3,400,413	$4,771,740

Stockholders’ equity (deficiency)
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 85,105,780 shares issued and outstanding (93,228,000 – par value $0.0001 – August 31, 2019)	8,511	5,120
Additional paid in capital	12,226,382	912,965
Common stock issuable (Note 11)	-	24,135
Stock subscription receivable	19,952	(364)
Accumulated deficit	(7,908,566)	(1,300,803)
Accumulated other comprehensive loss	(642,115)	(30,491)

Total stockholders’ equity (deficiency)	3,704,164	(389,438)
Total liabilities and stockholders’ equity (deficiency)	$7,104,577	$4,382,302

Nature of operations, reverse take-over transaction and Going Concern (Note 1 (a), (b) and (c))

Commitments (Note 15)

Subsequent events (Note 20)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	For the Year Ended August 31, 2020	For the Period Ended August 31, 2019

Expenses
Amortization	$466,042	$-
Charitable donations	164,197	84,522
Consulting fees (Note 12 (a))	1,099,670	681,772
Foreign exchange loss (gain)	(5,110)	100,944
Interest expense	148,236	-
Office and miscellaneous	948,175	84,627
Professional fees	680,673	166,359
Rent	90,537	36,195
Research and development	-	26,646
Travel	826	119,738

Operating expenses	3,593,246	1,300,803
Loss before other expenses	(3,593,246)	(1,300,803)
Other expenses
Impairment of intangible assets (Note 7)	(2,230,904)	-
Gain on forgiveness of promissory note (Note 9)	536,729
Write-off of receivables and deposits (Note 12(b))	(342,773)	-
Loss on extinguishment of convertible notes payable (Note 10)	(220,065)	-
Contingent expenses on MediColombia (Note 4)	(530,191)
Accretion of convertible notes payable (Note 10)	(227,313)	-
Total other expenses	(3,014,517)	-
Net loss	(6,607,763)	(1,300,803)
Other comprehensive loss item:

Foreign currency translation adjustments	(611,624)	(30,491)

Comprehensive loss	$(7,219,387)	$(1,331,294)

Basic and diluted loss per share	$(0.08)	$(0.03)

Weighted average number of common shares outstanding	80,746,754	43,785,669

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP.
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in US Dollars)

	Common stock		Treasury Stock
	Number of shares	Amount	Number of Shares	Amount	Additional paid in capital	Stock issuable	Stock subscription receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total

Balance, September 13, 2018	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash	49,137,697	$4,914	$-	$-	$666,502	$-	$(364)	$-	$-	$671,052
Issuance of common shares to acquire intangible assets	2,062,317	206	-	-	246,463	-	-	-	-	246,669
Share issuable for consulting services	-	-	-	-	-	24,135	-	-	-	24,135
Comprehensive loss for the period	-	-	-	-	-	-	-	(1,300,803)	(30,491)	(1,331,294)
Balance, August 31, 2019	51,200,014	$5,120	$-	$-	$912,965	$24,135	$(364)	$(1,300,803)	$(30,491)	$(389,438)
Cancellation of common stock	(10,459,220)	(1,046)	-	-	1,046	-	-	-	-	-
Shares reacquired by treasury	(4,500,000)	(450)	4,500,000	450	-	-	-	-	-	-
Shares issued on acquisition of assets	4,500,000	450	(4,500,000)	(450)	4,500,000	-	-	-	-	4,500,000
Effect of reverse acquisition	42,027,986	4,203	-	-	3,925,542	65,092	364	-	-	3,995,201
Shares issued for cash	2,050,000	205	-	-	2,440,795	(65,092)	-	-	-	2,375,908
Share issuance costs	72,000	7	-	-	(7)	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	115,383	-	-	-	-	115,383
Detachable warrants issued with convertible notes payable	-	-	-	-	108,100	-	-	-	-	108,100
Shares issued for services provided in prior year	215,000	22	-	-	24,113	(24,135)	-	-	-	-
Shares issuable and warrants issued upon modification of debt	-	-	-	-	198,445	19,952	-	-	-	218,397
Comprehensive loss for the year	-	-	-	-	-	-	-	(6,607,763)	(611,624)	(7,219,387)

Balance, August 31, 2020	85,105,780	$8,511	$-	$-	$12,226,382	$19,952	$-	$(7,908,566)	$(642,115)	$3,704,164

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended August 31, 2020	For the Period Ended August 31, 2019
Cash provided by (used in):

Operating activities
Net loss for the year and period	$(6,607,763)	$(1,300,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	466,042	-
Accretion of convertible notes payable	227,313	-
Write-off of receivables and deposits	342,773	-
Loss on extinguishment of convertible notes payable	220,065	-
Consulting services paid by shares issuable	-	24,318
Impairment of intangibles	2,230,904	-
Gain on forgiveness of promissory note	(536,729)	-
Contingent expenses on MediColombia	530,191	-
Change in operating assets and liabilities:
Increase in accounts receivable	-	-
Increase in inventory	(52,585)	-
Increase in prepaid expenses	(14,327)	(2,330)
Increase in deposits and advances	-	(178,273)
Increase in due from related parties	(130,190)	(23,696)
Increase in accounts payable and accrued liabilities	163,504	164,528

	(3,160,802)	(1,316,256)
Investing activities
Purchase of intangible assets	-	(348,750)
Purchase of property plant and equipment	(111,553)	-
Cash obtained from acquisition of assets (Note 3 & 4)	12,893	-
Cash paid and advances for the acquisition of assets (Note 4)	(1,721,938)	(1,996,801)
	(1,820,598)	(2,345,551)
Financing activities
Proceeds from the convertible notes payable, net	588,000	-
Repayment of convertible notes payable	(200,000)	-
Advances from related parties	-	45,243
Proceeds from related party loan	-	4,089,599
Proceeds from loan payable	1,253,773	-
Proceeds from the issuance of common stock, net	2,375,908	671,052
	4,017,681	4,800,894

Effect of changes in exchange rate on cash	(23,116)	(58,205)
(Decrease) increase in cash	(986,835)	1,080,882
Cash, beginning of year and period	1,080,882	-
Cash, end of year and period	$94,047	$1,080,882

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest paid	$148,236	$-

Non-cash activities: See Note 17

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

1.	Nature of operations, reverse take-over transaction and going concern

a)	Nature of operations

Allied Corp. (the “Company or Allied”) (formerly named Cosmo Ventures Inc.) was incorporated in the State of Nevada on February 3, 2013. On July 1, 2019, the Company changed its name to Allied Corp.

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

On September 10, 2019, the Company was acquired in a reverse takeover (“RTO”) transaction (see Note 1b) and the RTO is considered a purchase of the Company’s net assets (see Note 3) by AM (Advanced Micro) Biosciences, Inc. (“AM Biosciences”). For accounting purposes, the legal subsidiary, AM Biosciences has been treated as the acquirer and Allied Corp., the legal parent, has been treated as the acquiree. Accordingly, these consolidated financial statements reflect a continuation of the financial position, operating results, and cash flow of the Company’s legal subsidiary, AM Biosciences from the date of incorporation on September 13, 2018.

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (formerly Medicolombia’s Cannabis S.A.S) (“Medicolombia”), see Note 4. The assets, liabilities and results of Medicolombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date.

b)	Reverse take-over transaction (RTO)

On July 25, 2019, as amended effective August 27, 2019, the Company entered into a reorganization and stock purchase agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of AM (Advanced Micro) Biosciences, Inc (“AM Biosciences”). Effective September 10, 2019, the parties closed the Reorganization Agreement (the “Acquisition”). As part of the transaction, Pacific Capital Investment Group, Inc., the then majority shareholder of Allied (the “Allied Shareholder”) delivered 51,200,014 shares of common stock, representing approximately 65.42% of the outstanding equity of Allied Corp. to SECFAC Exchange Corp. on behalf of the prior shareholders of AM Biosciences and certain other designees of AM Biosciences as a consideration to acquire 100% of the issued and outstanding equity of AM Biosciences. Further, as part of the transaction, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 and 4,500,000 shares of common stock. As a consequence, immediately subsequent to the close of the Reorganization Agreement, Allied had 78,268,780 shares of common stock outstanding.

The Reorganization Agreement constitutes a reverse merger, such that AM Biosciences acquired control of Allied Corp. At the time of the Reorganization Agreement, the operations of Allied Corp. did not constitute businesses under ASC 805 Business Combinations and accordingly the transaction is considered a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Under this method of accounting, AM Biosciences was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the acquisition: (i) AM Biosciences’ stockholders owned a substantial majority of the voting rights in the combined company, (ii) AM Biosciences designated a majority of the members of the initial board of directors of the combined company, and (iii) AM Biosciences’ senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the acquisition, the net assets of the Company were recorded at their acquisition-date relative fair values in the consolidated financial statements of the Company and the reported operating results prior to the acquisition will be those of AM Biosciences. See Note 3 for details on the RTO.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

c)	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended August 31, 2020 of $6,607,763, has not generated any revenues and as at August 31, 2020 has a working capital deficit of $2,869,026. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

e)	COVID-19 impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. Management has determined that there has been no significant impact to the Company’s operations, however management continues to monitor the situation.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

2.	Significant accounting policies

Business presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

The significant accounting policies followed are:

a)	Principles of consolidation

The consolidated financial statements include accounts of Allied Corp. and its majority owned subsidiaries. Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

b)	Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2020 and 2019.

c)	Property and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates and methods:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

d)	Inventory

Inventories are stated at the lower of cost or market. As of August 31, 2020, the inventory consisted of containers and packaging materials.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

2.	Significant accounting policies (continued)

	e)	Intangible assets

At August 31, 2020 and 2019, intangible assets include a purchased brand name, license application, product formulas and licenses which are being amortized over their estimated useful lives of 3 to 10 years. The Company’s purchased brand name and product formulas are amortized beginning from the date the products begin to be sold on a straight-line basis. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. As the products have not yet been commercially manufactured or distributed for sale, no amortization has been recorded of the purchased brand name or product formulas. The licenses have been amortized from the date of acquisition.

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

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)	Foreign currency translation and functional currency conversion

Items included in these consolidated financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entities operate (the “functional currency”).

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

The Company re-assessed its functional currency and determined as at September 10, 2019, its functional currency changed from the Canadian dollar to the U.S. dollar based on management’s analysis of changes in our organization. The change in functional currency was accounted for prospectively from September 10, 2019 and prior period financial statements were not restated for the change in functional currency.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

2.	Significant accounting policies (continued)

g)	Foreign currency translation and functional currency conversion (continued)

For periods commencing September 10, 2019, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after September 10, 2019 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transactions. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains.

The Company assessed the functional currency for MediColombia, a wholly-owned subsidiary acquired by the Company on February 18, 2020 (see Note 4) to be the Colombian peso. This company has now changed its name to Allied Colombia S.A.S.

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

Net income (loss) per share is calculated in accordance with ASC 260, Earnings per Share. The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding to the extent the effect would not be antidilutive. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding.

k)	Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

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

The financial instruments consist principally of cash, due from related parties, accounts payable, note payable, convertible notes payable, and a loan payable to Allied. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments which are categorized as loans and receivables approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

2.	Significant accounting policies (continued)

n)	Financial instruments (continued)

For certain of the Company’s financial instruments, including accounts payable, due from related parties, notes and loans payable, the carrying amounts approximate their fair values due to the short maturities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2020 and 2019 other than cash.

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

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

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

Measuring the consideration transferred

Pursuant to ASC 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree. Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree. The assets and liabilities of the legal acquiree are measured and recognized in the consolidated financial statements at their pre-combination carrying amounts (see ASC 805-40-45-2(a)).

Presentation of consolidated financial statements post reverse acquisition

Pursuant to ASC 805-40-45-1 and 45-2, consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "Business Combinations"; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

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

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

2.	Significant accounting policies (continued)

o)	Reverse acquisitions (continued)

Presentation of consolidated financial statements post reverse acquisition (continued)

Pursuant to ASC 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, AM Biosciences effective from the date of the reverse take—over transaction on September 10, 2019 and Medicolombia (from the date of acquisition, February 18, 2020). All intercompany balances and transactions have been eliminated upon consolidation.

p)	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. The Company did not have any leases until the acquisition of its wholly owned subsidiary, Allied Colombia S.A.S. on February 18, 2020 (Note 4). The adoption of ASU 2016-02 did not result in any adjustment to retained earnings. Also see Note 8.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

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

q)	Reclassification

Certain reclassifications have been made to conform the prior period’s consolidated financial statements and notes to the current year’s presentation.

r)	Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision useful information. ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The adoption of this ASU did not have a material effect on the financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (Topic 842) Leases further discussion can be found in Note 2(p).

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended August 31, 2020, that are of significance or potential significance to the Company

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

3.	Reverse acquisition transaction

Pursuant to the Reorganization Agreement (see Note 1(b)), effective on September 10, 2019, the Company acquired 100% of the issued and outstanding equity of AM Biosciences (the “Acquisition”). As consideration for the equity of AM Biosciences, the Allied Shareholder issued and delivered 51,200,014 shares of common stock, representing approximately 62.12% of the outstanding equity of the Company to SECFAC Exchange Corp. on behalf of the previous shareholders of AM Biosciences and other designees of AM Biosciences.

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

The total purchase price paid in the Acquisition has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Acquisition. The following summarizes the purchase price paid in the Acquisition:

Number of shares AM Bioscience would have had to issue to Allied Shareholders for the same interest in the combined entity	31,289,441
Multiplied by the fair value per share of AM Bioscience’s common stock	$0.1142
Fair value of consideration issued to effect the Acquisition	$3,573,254

The total purchase price of $3,573,254 was allocated to the fair value of the net assets of Allied as follows:

Cash	$12,893
Other current assets	8,707
Advances receivable	4,072,988
Current liabilities	(99,386)
Effect of the Acquisition on equity	(421,948)
Purchase price	$3,573,254

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

4.	Acquisition of Allied Colombia S.A.S. (formerly known as Medicolombia)

On August 29, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dorson Commercial Corp. (“Dorson”) to purchase all of the issued and outstanding shares of Medicolombia Cannabis S.A.S. (“MediColombia”) held by Dorson. Pursuant to the Purchase Agreement the purchase price of MediColombia is $700,000 and 4,500,000 shares of Allied. The Company closed and completed the acquisition of Medicolombia on February 18, 2020. During the period leading up to the acquisition, the Company made additional advances to Medicolombia totaling $329,436, which was eliminated at consolidation after the acquisition.

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

The cost of the asset acquisition was allocated on a fair value basis to the net assets acquired. The Company allocated the cost of the assets as follows:

Purchase price

Cash	$700,000
Common stock issued	4,500,000
Liabilities assumed	556,820
Total purchase price	$5,756,820

Fair value of assets acquired

Other current assets	$115,475
Right of use asset	82,398
Property and equipment	123,613
Licenses	5,435,334
Total assets acquired	$5,756,820

In connection with the acquisition of MediColombia, the Company also assumed the contingent liability of paying $598,326 (CAD$700,000) in cash or issuing equity for the equivalent amounts to the previous shareholders of MediColombia before Baleno acquired MediColombia on May 13, 2019, when MediColombia reaches to certain production milestone. On February 18, 2020, the Company assessed that the contingent consideration did not qualify for recognition at the acquisition date under ASC 480 or ASC 815, and therefore, the Company did not recognize any contingent consideration pertaining to this. As at August 31, 2020, the Company reassessed and determined that it became probable that MediColombia would reach to the production milestone and therefore, the contingent liability meets the recognition criteria under ASC 480 as at August 31, 2020. During the year ended August 31, 2020, the Company recognized contingent expenses on MediColombia of $530,191. As at August 31, 2020, the accrued contingent liabilities totaled $536,727, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. The impact of foreign exchange is $6,536.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

5.	Deposits and advances

	August 31, 2020	August 31, 2019

a) Purchase of prefabricated buildings	$2,600,720	$1,199,081
b) Acquisition of and advances to MediColombia	-	871,645
c) Acquisition of Activated Nano	-	35,547
d) Acquisition of BwellMED	-	37,418
e) Refundable deposits towards future land acquisitions	174,030	14,967
f) Vitalis equipment deposit	233,496	-
Total deposits and advances	$3,008,246	$2,158,658

a)	In 2019, the Company has also entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At August 31, 2020, the Company had deposits of $2,600,720 (August 31, 2019 - $1,199,081) to purchase prefabricated buildings. As of August 31, 2020, the Company has not yet received the buildings and the amounts have been recorded as deposits.

b)

In connection with the acquisition of MediColombia (Note 4), the Company made deposit of $700,000 and advances to MediColombia of $171,645 during the period ended August 31, 2019. As at August 31, 2019, the deposits on acquisition of and advances to MediColombia totaled $871,645. On February 18, 2020, the acquisition closed and the deposits were applied to the purchase price and the advances to MediColombia were eliminated against intercompany accounts at consolidation.

c)

During the period ended August 31, 2019, the Company made deposits of $35,547 relating to the acquisition of manufacturing equipment designed to produce pharmaceutical grade medicines as described in Note 15(b). During the year ended August 31, 2020, the acquisition was terminated and therefore, the deposits were written down.  The writedown of deposits of $35,547 is included in write-off of receivables and deposits on the consolidated statements of operations and comprehensive loss.

d)

During the period ended August 31, 2019, The Company made of deposits of $37,418 relating to the acquisition described in Note 15(a).  During the year ended August 31, 2020, the Company wrote off the deposits of $37,418, which is included in write-off of receivables and deposits on the consolidated statements of operations and comprehensive loss.

e)	In 2019, the Company has entered into two purchase and sale agreements to acquire land as described in note 15(d). As of August 31, 2020, Company had paid deposits totaling $174,030 (August 31, 2019 - $14,967).

f)	As of August 31, 2020, the Company had paid $233,496 to purchase equipment as described in Note 15(e). At August 31, 2020, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

6.	Property, plant and equipment

As of August 31, 2020 and 2019, property and equipment consisted of:

	Construction in process	Machinery and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2019	$-	$-	$-	$-	$-
Additions	145,135	80,528	3,346	6,157	235,166
Foreign exchange	(9,021)	(572)	(185)	(157)	(9,935)
August 31, 2020	$136,114	$79,956	$3,161	$6,000	$225,231

Accumulated depreciation
August 31, 2019	$-	$-	$-	$-	$-
Additions	-	2,184	-	-	2,184
Foreign exchange	-	27	-	-	27
August 31, 2020	$-	$2,211	$-	$-	$2,211

Net book value
August 31, 2019	$-	$-	$-	$-	$-
August 31, 2020	$136,114	$77,745	$3,161	$6,000	$223,020

7.	Intangible assets

At August 31, 2020, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	August 31, 2020 Net carrying value $	August 31, 2019 Net carrying value $

Cannabis license application (b)	1,004,678	–	–	(1,004,678)	–	1,004,678
Formulas (a)	56,127	–	–	(56,127)	–	56,127
Brand name (a)	56,127	–	–	(56,127)	–	56,127
Cannabis licenses (c)	5,435,334	(557,504)	(463,858)	(1,113,972)	3,300,000	–
	6,552,266	(557,504)	(463,858)	(2,230,904)	3,300,000	1,116,932

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

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

7.	Intangible assets (continued)

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

The cost of the asset acquisition is allocated on a relative fair value basis to the net assets acquired. Based on their estimated relative fair values, the brand name had a fair value $56,127 (CAD$75,000) and the formulas acquired had a fair value of $56,127 (CAD$75,000). During the year ended August 31, 2020, the brand name and formula were written off as a $112,254 charge to expenses as the Company does not intend to pursue the Canadian licenses.

The additional 1,000,000 shares issuable upon the achievement of milestones represent contingent consideration for which the contingency is yet to be resolved. As the contingent consideration did not qualify for recognition at the acquisition date or at August 31, 2019 and 2020 under ASC 480 or ASC 815, the Company did recognize the additional payment when the contingency is resolved, and the additional shares are paid or become payable.

b)

On February 13, 2019, the Company entered into two Share Purchase Agreements with the same vendors to acquire 100% of the outstanding shares of Falcon Ridge Naturals Ltd and 473650 B.C. Ltd. In consideration for the all the issued and outstanding shares of two entities, the Company paid $374,182 (CAD$500,000) cash, issued a $523,854 (CAD$700,000) promissory note and 950,000 common shares with a fair value of $106,642 (CAD$142,500).  The note is non-interest bearing and due within 5 days of the date the Company receives the Health Canada License. The primary purpose of the acquisitions was to acquire a cannabis license, and the license is in the application stage and submitted to Health Canada, however approval for the license has not been received to date. The Company  has decided not to pursue the license application (see Note 9(a)) and accordingly the promissory note has been cancelled.  In the subsequent period, the Company and the vendors reached mutual consent to return the common shares (see Note 20(j)).

The Company assessed the acquisition and determined that the acquisitions did not meet the definition of a business found in ASU 2017-01. As the acquisitions did not qualify as business acquisitions, the Company accounted for the transactions as an asset acquisition. The cost of the asset acquisition is allocated on a relative fair value basis to the net assets acquired. The Company is required to allocate the cost to the individual assets acquired or liabilities assumed, based on their relative fair values. As the sole asset acquired by the Company was a cannabis license application the entire $1,342,500 cost of the acquisition was allocated to the license application. The cost of the license was the $374,182 (CAD$500,000) paid, the $523,854 (CAD$700,000) promissory note issued and the fair value of the 950,000 common shares issued of $106,642 (CAD$142,500).

During the year ended August 31, 2020, the Company determined that it was not going to utilize this license. As the Company is no longer pursuing the license, the Company has recorded a full impairment of the intangible asset of $1,004,678.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

7.	Intangible assets (continued)

c)

On February 17, 2020, the Company acquired licenses of $5,435,334 as part of the Medicolumbia acquisition described in Note 4. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company has recorded amortization of these licenses of $463,858 for the year ended August 31, 2020. The Company conducted a quantitative assessment of the licenses using the discounted cash flows method using forecasted revenues over a 5 year period with a discount rate of 30.5% and determined that the recordable amount of the licenses to be $3,300,000 as of August 31, 2020 and recorded an impairment loss of $1,113,972. The translation difference on licenses due to fluctuation in foreign exchange totaled $557,504, which is included as other comprehensive loss on the consolidated statements of operations and comprehensive loss.

8.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet. The adoption of Topic 842 did not result in any adjustment to retained earnings. Also see Note 2(p).

The Company did not have any leases until the acquisition of Medicolombia during the year ended August 31, 2020. The acquisition resulted in the addition of $82,398 of operating lease assets and liabilities.

The Company entered into an agreement to lease the land described in Note 5(e) and 15(d) with a commencement date of June 1, 2020. The lease requires the Company to make monthly payments of $4,501 (CAD$5,870) per month. The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately $920,000 (CAD$1,200,000).

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At August 31, 2020, the Company did not have any finance leases.

At August 31, 2020, the weighted average remaining operating lease term was 10 years and the weighted average discount rate associated with operating leases was 15%.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

8.	Leases (continued)

The Components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	5,017
Interest on lease liabilities	16,127

Total operating lease cost	21,144

The following table provides supplemental cash flow and other information related to leases for the year ended August 31, 2020:

$
Lease payments	58,425

Supplemental balance sheet information related to leases as of August 31, 2020 are as below:

$
Cost	387,573
Accumulated amortization	(5,017)
Foreign exchange	(7,559)

Net carrying value at August 31, 2020	374,997

Future minimum lease payments related to lease obligations are as follows:

2021	68,453
2022	68,453
2023	68,453
2024	68,453
Thereafter	395,698

Total minimum lease payments	669,510

Less: amount of lease payments representing effects of discounting	(319,364)

Present value of future minimum lease payments	350,146

Less: current portion	(17,073)

Lease liabilities, net of current portion	333,073

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

9.	Loans payable

a)

On May 31, 2019, as part of the asset acquisition described in Note 4, the Company issued a $523,854 (CAD$700,000) promissory note. The note is unsecured, non-interest bearing and due 5 days following the Company’s receipt of the Health Canada License.  During the year ended August 31, 2020, the Company determined that it was no longer going to utilize or pursue the Health Canada License.  As a result, the note was discharged in the current year. During the year ended August 31, 2020, the Company recognized gain on the cancellation of promissory note of $536,729. The difference is due to fluctuation in foreign exchange.

b)

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 5(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020, and will make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. Also see Note 15(h) for the commitment details and Note 20(b) for extension of the repayment due date. During the year ended August 31, 2020, the Company paid interest in the total amount of $148,236.

10.	Convertible notes

On January 23, 2020, the Company issued two convertible notes with principal amounts of $400,000 and $200,000, respectively, with a total face value of $600,000 (the “Notes”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The notes mature on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2020, the conversion features and warrants would not meet derivative classification.

The relative fair values of the convertible note and the warrants were $470,467 and $117,533 respectively. The effective conversion price was then determined to be $0.98. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $115,383 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $108,100 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $364,517. The beneficial conversion feature of $115,383, the original issue discount of $12,000 and the relative fair value of the warrants of $108,100 discounted the convertible debenture the carrying value of the convertible debt on the date of issue. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

On June 30, 2020, the Company repaid $200,000 of the $600,000 note which left $400,000 outstanding on each note. On July 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, beginning on July 1, 2020, the convertible notes bear simple interest at 5% per annum. The maturity date of the convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the convertible note holders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2021. Each note holder received 8,000 common shares and 160,000 warrants.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

10.	Convertible notes (continued)

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditor has not granted a concession, the guidance contained in ASC 470-60 was applied. As present value of the cash flows under the new debt instrument differed by more than 10% from the present value of the remaining cash flows under the terms of the original debt instrument, it was determined that the debt was substantially different which resulted in extinguishment accounting.

The extended convertible notes had a total carrying value of $400,000. As the common shares and warrants were issued as consideration for extending the convertible notes, the fair value of the common share and warrants of $218,397 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $220,065.

As at August 31, 2020, the Company has recorded accrued interest of $26,290, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2020, the Company amended the convertible notes as described in Note 20(g).

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

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

In January 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000. The Company paid cash finders fees of $24,092 as part of the financing.

On March 6, 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000.

On March 9, 2020, the Company issued 200,000 shares of common stock at $1.25 per share for gross cash proceeds of $250,000

On March 12, 2020, the Company issued 176,000 common shares at $1.25 per share for cash proceeds of $150,000, of which 56,000 shares were paid as a finder’s fee.

On May 20, 2020, the Company issued 176,000 common shares at $1.25 per share for cash proceeds of $200,000, of which 16,000 shares were paid as a finder’s fee.

On June 8, 2020, the Company issued 960,000 shares of common stock at $1.25 per share for gross cash proceeds of $1,200,000.

In connection with the extension of convertible notes payable, as of August 31, 2020, the Company has share issuable of $19,952 (August 31, 2010 - $24,135).

During the year ended August 31, 2020, the Company issued 215,000 common shares for services provided in the prior period.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

12.	Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

	a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel for the year ended August 31, 2020 and 2019 were as follows:

	August 31, 2020	August 31, 2019

Consulting fees and benefits	$505,889	$257,773

b)	Amounts due to/from related parties

In the normal course of operations, the company shares certain administrative resources with companies related by common management and directors. The administrative resources and services, which were provided in the normal course of operations, were measured at the exchange. All amounts payable and receivable are non-interest bearing, unsecured and due on demand. The following table summarizes the amounts were due from/(to) related parties:

	August 31, 2020	August 31, 2019

1206217 B.C. Ltd	$-	$1,105
Equilibrium Bio Canada Corp.	-	3,461
Inca Hemp Corp.	-	5,706
International Animal Care	-	6,953
Tactical Relief LLC	-	3,205
Tayrona Biosciences Inc.	-	3,087
CEO and Director	(12,588)	-
COO and Director	(42,059)	-
1176149 B.C. Ltd.	(10,797)	-
Edjudicate LLC	(5,142)	-
	$(70,586)	$23,517

As of August 31, 2019, the Company advanced $23,517 to related parties for future expenses. As of August 31, 2020, the Company had $70,586 payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities. During the year ended August 31, 2020, the Company wrote off $41,381 of amounts due from related parties.

c)	Other related party transactions

During the year ended August 31, 2019, the Company entered into a lease agreement with a company controlled by an officer of the Company. The Company and the lessor agreed to terminate this lease agreement effective May 1, 2019. During the year ended August 31, 2019, the Company paid $33,932 in relation to these leased premises.

d)	Loan payable to Allied

At August 31, 2019, the Company had received advances of $4,084,599 from Allied prior to the Acquisition described in Note 3. The amount was unsecured, non-interest bearing and was due on demand. On September 10, 2019, the Acquisition closed, and the loan was eliminated upon consolidation.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

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

August 31, 2020
Balance in Canadian dollars:
Cash and cash equivalents	$96,208
Accounts payable	(431,371)
Net exposure in Canadian dollars	(335,163)
Balance in US dollars:	$(260,029)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $26,003 for the year ended August 31, 2020 (August 31, 2019 – $11,100).

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

13.	Financial risk factors (continued)

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

August 31, 2020
Balance in Colombian Pesos:
Cash and cash equivalents	3,813,159
Accounts payable and accrued liabilities	(3,429,214,032)
Net exposure	(3,425,400,874)
Balance in US dollars:	$(916,028)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $91,603 for the year ended August 31, 2020 (August 31, 2019 – $Nil).

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

15.	Commitments and contingencies

	a)	On March 1, 2019, the Company entered into a Binding Letter of Intent with BwellMED International Holdings Ltd. (“BwellMED”), pursuant to which, the Company and BwellMED will amalgamate under the laws of the province of British Columbia to form Amalco (the “Amalgamation”). The stock holders of both companies will receive shares of the amalgamated company, and prior to the Amalgamation, the Company intends to advance BwellMED up to CAD$290,000 for working capital purposes. At August 31, 2020, the Company has advanced $38,054 (CAD$50,000) to BwellMED which is refundable if the amalgamation does not close and has been recorded as a deposit. The Amalgamation is subject to entering into a definitive agreement. The Company was unable to enter into a definitive agreement and as a result during the year ended August 31, 2020, the Company has written off the advance of $37,418.

	b)	On May 22, 2019, the Company entered into an agreement to purchase manufacturing equipment designed to produce pharmaceutical grade medicines. Pursuant to the agreement the Company will acquire the equipment in exchange for CAD$125,000 and 250,000 common shares. The Company also agreed to pay the vendor a royalty equal to CAD$0.01 per milligram of product produced by the equipment for three years following the effective date. The maximum royalty payable is CAD$250,000 and the Company can prepay the CAD$250,000 maximum royalty at any time. As of August 31, 2020, the Company had issued 250,000 common shares with a fair value of CAD$37,500 and paid CAD$10,000. The Company no longer intends to utilize this equipment and as a result has expensed the consideration paid to acquire the equipment. This contract has been terminated as of August 31, 2020.

	c)	On May 31, 2019, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide services in exchange for CAD$210,000 (paid), 215,000 shares of common stock and CAD$30,000 per month until January 1, 2020. The consulting agreement was amended in November 2019 and as result no further fees will be paid. A portion of the previous remuneration has been returned to the Company on November 28, 2019 and no further amounts are owed or owing pursuant to this agreement.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

15.	Commitments and contingencies (continued)

	d)	On November 6, 2018, the Company signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna, British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use.

The total commitment for the two parcels of land are CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030.

In November 2019, the board of directors determined the Company would not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment to pay the value of CAD$953,700 for the land and will eligible to receive or assign the initial refundable deposit of CAD$10,000. During the year ended August 31, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non related party.

Subsequent to August 31, 2020, the Company terminated the lease, as described in Note 20(a), and there are no further commitments to this project.

e)

On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at the its operation in Colombia. (Note 15(b)) The equipment has a value of CAD$658,260. The terms of the agreement require the Company full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At August 31, 2020, the $233,496 has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

	f)	In September 2019, the Company entered into a letter of intent to form a 50:50 owned joint venture (“CBD Asia”) to purchase and distribute the Company’s products into Asia. Pursuant to the letter of intent the Company would own 50% of the proposed joint venture and the Company provided a loan of $100,000 to set up the joint venture and fund initial operations. This amount will be repaid from the initial revenues of the joint venture prior to distributing dividends. In December 2019, the Company signed a definitive agreement consistent to the terms of the letter of intent. During the year ended August 31, 2020, the Company determined that the asset’s carrying amount is not recoverable and no future cash flows are expected. As a result, the Company has expensed the initial advance.

	g)	As of August 31, 2020, the Company recorded a contingent liability of $536,727 for expenses in connection with MediColombia as described in Note 4.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

16.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2019	-	-
Issued	560,000	1.25
Balance, August 31, 2020	560,000	1.25

As at August 31, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

240,000	1.25	January 23, 2021
320,000	1.25	October 31 2021

17.	Non-cash activities

	For the Year Ended August 31, 2020	For the Period Ended August 31, 2019
Non-cash investing and financing activities:
Common stock issued pursuant to asset acquisitions	4,500,000	218,751
Common stock issued for deposits on acquisitions	-	27,918
Consulting services for stock	-	24,135
Note payable issued to acquire intangible assets	-	523,854
Beneficial conversion feature	115,383	-
Relative fair value of warrants issued with convertible note	108,100	-
Fair value of warrants issued on modification of convertible note	198,445	-
Fair value of shares issued on modification of convertible note	19,952	-
Original debt discount against convertible notes	12,000	-
Net liabilities acquired in Medicolombias Acquisition	(222,837)	-

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

18.	Segment disclosure

During the year ended August 31, 2019 and as of August 31, 2019, the Company had only one operating segment.

During the year ended August 31, 2020, the Company had two operating segments including:

a)	Allied Colombia S.A.S, a Colombian based company through which the Company intends to commence commercial production in Colombia. (Medicolombias)

b)	Allied Corp. which consists of the rest of the Company’s operations. (Allied)

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

Financial statement information by operating segment for the year ended August 31, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net (Loss)	(3,134,323)	(3,473,440)	(6,607,763)
Accretion	227,313	-	227,313
Depreciation and amortization	-	466,042	466,042
Total assets as of August 31, 2020	3,425,088	3,679,489	7,104,577

Geographic information for the year ended and as at August 31, 2020 is presented below:

	Revenues $	Total Assets $

Canada	-	3,425,088
Colombia	-	3,679,489
Total	-	7,104,577

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

19.	Income Taxes

At August 31, 2020, the Company has a net operating loss carryforward of approximately $5,959,000. The significant components of deferred income tax assets at August 31, 2020 and 2019 were as follows:

	August 31, 2020	August 31, 2019
Deferred tax asset:
Net operating loss carry-forward	$1,165,000	357,000
Less: valuation allowance	(1,165,000)	(357,000)

Net deferred income tax asset	$–	–

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

As of August 31, 2020, and 2019, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended ended August 31, 2020 or the period ended August 31, 2019. No interest or penalties have been accrued as of August 31, 2020. As of August 31, 2020, and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the combined statutory rate for the year ended August 31, 2020 and for the period ended August 31, 2020 is as follows:

	August 31, 2020	August 31, 2019
Income tax benefit	$(808,000)	(357,000)
Change in valuation allowance	808,000	357,000

Provision for income taxes	$–	–

As of August 31, 2020, the Company had approximately $4,386,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance.

ALLIED CORP.
Notes to the Consolidated Financial Statements
For the year ended August 31, 2020 and the period ended August 31, 2019
(Expressed in US Dollars)

20.	Subsequent events

	a)	Subsequent to August 31, 2020, the Company entered into an agreement to terminate the original lease with Hyatt Auto Sales Ltd (“Landlord”) described in Note 15(d). Pursuant to the agreement the Landlord accepts the surrender of the lease and payment of the sum of CAD$176,000 by the Landlord to the Company in return for the Company agreeing to relinquish, transfer and assign to the Landlord, any and all rights either of them has or may have in the site preparation work completed in the current year.

	b)	Subsequent to August 31, 2020, the Company amended the loan agreement described in Note 9(b) to extend the repayment due date to May 20, 2021.

	c)	On September 21, 2020, the Company issued 80,000 shares of common stock at $1.25 per share for gross cash proceeds of $100,000.

d)

On September 29, 2020, the company issued a convertible note with a face value of $163,341 and warrants to purchase 130,673 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

	e)	On September 30, 2020, the Company issued 120,000 shares of Common stock at $1.25 per share for gross cash proceeds of $150,000.

	f)	On October 9th, 2020 the Company, through AMBI, its wholly owned subsidiary, and Activated Nano signed and executed a termination agreement whereby Activated Nano agrees to return for cancellation 250,000 shares of Allied Corp., acknowledges and agrees that no further payments shall be made by AMBI with respect to the agreement and that Activate Nano may retain the $10,000 deposit pursuant to the original agreement.

g)

On November 1, 2020, the Company entered into amendment agreements for the convertible notes as described in Note 10 (the “Amendment Agreements”). Pursuant to the Amendment Agreements, the convertible notes shall be payable with simple interest of 5%, all on demand on or after March 31, 2021.

h)

On October 26, 2020, the company issued a convertible note with a face value of $37,613 and warrants to purchase 30,090 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

i)

On November 11, 2020, the company issued a convertible note with a face value of $85,937 and warrants to purchase 68,750 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 179 days from the date of issuance at a conversion price of $1.25 per share.

j)

On November 20, 2020, the Company and the previous owner of Falcon Ridge (see Note 7(b) reached into mutual consent that the 950,000 common shares of Allied Corp. in connection with acquisition of Falcon Ridge will be returned to the Company and the Company will return all the common shares of Falcon Ridge to its previous owner.

k)

On December 2, 2020, the company issued a convertible note with a face value of $600,000 and warrants to purchase 240,000 shares of the company’s common stock at $1.25 per share for 2 years. The note is convertible at any time through the date which is 365 days from the date of issuance at a conversion price of $1.25 per share.

l)

Subsequent to year-end, the Company entered into settlement and release agreements to settle claims with former directors of the Company whereby the Company will make aggregate payments of $90,000 to the former directors. The Company also entered into a settlement and release agreement with a former officer of the Company whereby the Company will make a cash payment of $15,000 to the former officer.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

At inception the Company engaged Marcum LLP (“Marcum”), to audit its financial statements for the period of inception to the fiscal year ended March 31, 2019.

Effective November 12, 2019, we determined to change our auditors to the firm who had audited our operating subsidiary and consequently terminated Marcum LLP as our independent accountant. Marcum’s report on our consolidated balance sheets as of March 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the years then ended, did not contain an adverse opinion, and was not modified as to uncertainty, audit scope or accounting principles. The decision to change our independent accountant was made and approved by the entire Board of Directors.

During our most recent fiscal years ended March 31, 2019 and 2018, through the subsequent interim periods ended June 30, 2019 and September 30, 2019, and further through November 15, 2019, there have been no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During our most recent fiscal years ended March 31, 2019 and 2018, through the subsequent transition period ended August 31, 2019, Marcum did not advise us on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

Effective November 12, 2019, we engaged Manning Elliott, LLP (“Manning Elliott”) to serve as our independent registered public accounting firm for our transition period from March 31, 2019 through August 31, 2019, and for our fiscal year ending August 31, 2020. During our most recent fiscal years ended March 31, 2019 and 2018, through the subsequent interim transition period ended August 31, 2019 as well as the fiscal year ended August 31, 2020, we did not consult with Manning Elliott regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The report of Manning Elliott regarding the Company’s financial statements for the fiscal year ended August 31, 2020 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of August 31, 2020, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The table below reflects the Company’s executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director. The address for each such officer and director is 1405 St. Paul St., Suite 201, Kelowna, BC Canada V1Y 9N2.

Name	Intended Positions and Offices
Calum Hughes	Chairman of the Board, Chief Executive Officer and Director
Paul Bullock	Chief Operating Officer and Director
Jim Smeeding	Vice President of Pharmaceuticals and Director
Ryan Maarschalk	Chief Financial Officer

The Directors and Officers named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, Directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Calum Hughes, Chairman of the Board, Chief Executive Officer, Director

Calum Hughes has been responsible for leading activities relating to large scale Quality Assurance and Evaluation of Health Programs. He is skilled in the Project Management Institute’s Methodology© for managing projects through mitigating risk, maximizing communication and ensuring project success.

In the past, Calum has created and presented at top level educational presentations for Healthcare Executives, Business Professionals, Psychiatrists, Nursing staff, General Practitioners, Internal Medicine, ObGyn, and Cardiologists. He has worked as an Adjunct Professor for the UBC Faculty of Health and Social Development, as a Consultant to several large for-profit and non-profit Health Organizations and Nutraceutical companies.

Calum, has held an appointment of Adjunct Professor for the University of British Columbia Faculty of Health and Social Development, and is a Registered Kinesiologist with the British Columbia Association of Kinesiologists. He has also completed a Post Baccalaureate Diploma in Gerontology. Calum holds certification in designation of Project Management Professional (PMP) from the Project Management Institute (Pennsylvania, USA). He achieved a 98% (certified with Gold Standing) in his studies towards a LEAN Greenbelt in 2009, and is also working towards his Doctorate Degree with Royal Roads University.

Calum’s past clinical experience includes functioning as a health care provider for patients with co-morbid chronic diseases, acute disability and workplace health & wellness. Working as a clinician, Calum has created Physical & Functional Diagnostic Tools and Chronic Disease Management Protocols for Cardiovascular, Orthopedic, Obesity, Respiratory, Brain Injury, and Cerebrovascular disease. He has created teaching resources and presented at top-level educational presentations regarding Change Management, Quality Improvement, Personality & Communication, Project Management and Lean Manufacturing Method for Healthcare.

Paul Bullock, Chief Operating Officer and Director

Born and raised in Kelowna, BC, Canada, Jim Bullock comes from one of Kelowna’s oldest pioneer families, which possesses a rich history in both agricultural innovation and entrepreneurial spirit. Jim brings 10 years of experience to the Allied team from MMAR, MMPR, and ACMPR cannabis cultivation, genetics, compliance and facility design.

Previous to joining Allied, Jim owned and operated a company specializing in both personal and corporate finance for clients, which offered exportable services in overseas and offshore markets. Earlier, Jim worked in the oil and gas industry specializing in offshore construction. Jim also owned and operated an agricultural management and consulting firm, which renovated and replanted over 2,500 acres of orchard and vineyard in the Okanagan Valley. He was also the Kelowna site operations manager for Kettle Mountain Ginseng, one of the pioneers in the British Colombia ginseng industry.

Jim Smeeding, Vice President of Pharmaceuticals and Director

Jim Smeeding is a Registered Pharmacist (RPh) from the State University of New York, and also holds a Master’s degree in Business Administration (MBA) from the University of Texas (with an emphasis in pharmaceutical marketing, organizational strategies and pharma sales management). He is the Executive Vice President of CP Pharmaceutical International: a division of CP Global Health (Hong Kong and Texas).

Some of Mr. Smeeding’s past experience has included working as the Executive Director of the National Association of Specialty Pharmacy (NASP), a founder of the Center for Pharmacoeconomic Studies at the University of Texas College of Pharmacy and a founder and President of the International Society of Pharmacoeconomics and Outcomes Research (ISPOR).

Within Mr. Smeeding’s specialty pharmacy consultancy practice, Project Rx, Mr. Smeeding has of-fered management services to hospitals and pharmaceutical companies throughout the US. Mr. Smeeding has also been active in other Cannabis Based Medicines (CBM) research as a founder of CannaPharma Rx and has authored more than 85 peer-reviewed publications and has given hundreds of presentations.

Mr. Smeeding has worked with many major pharmaceutical companies and is aa founder and president of Indication Biosciences; an early-stage drug discovery company that is examining the use of CBD with statin agents to safely lower lipid anomalies. Mr. Smeeding also was the Executive VP and founder of Engaged Media; a technology driven patient engagement solution used in multiple pharmaceutical co-pay programs that was acquired in May of 2018.

As President of the National Payer Roundtable, Mr. Smeeding is in regular contact with the Chief Medical Officers and Chief Pharmacy Officers of national and regional health insurers, as well as, pharmaceutical executives.

Ryan Maarschalk, Bsc, CPA, Chief Financial Officer

Mr. Maarschalk is a driven leader with multifaceted communication skills, and a proven track record of successfully working with senior leadership to achieve growth. Mr. Maarschalk uses his entrepreneurship experience to communicate financial information for real life decision making. Some of Mr. Maarschalk’s past experience includes merger and acquisition activities to successfully close the acquisition of IMPACT Radio Accessories to private equity for $23,000,000, building extraction and cultivation facilities in Las Vegas with 1933 Industries (TGIF.CSE). Mr. Maarschalk has worked with variety of companies since becoming a consulting CFO, including micro- mobility, wineries, cannabis and real estate. Mr Maarschalk has also worked as a Business Valuation Associate with MVI Valuations & Planning, Senior Accountant with Crowe MacKay LLP (accounting firm) and has been a Co-Founder / Board Member of various companies over the years.

Mr. Maarschalk is a Chartered Professional Accountant (CPA) Institute of Chartered Professional Accountants. He has a Bachelor of Biomedical Science BSc. (Hons) and is a Chartered Business Valuator (CBV) candidate (CICBV Canadian Institute of Business Valuators).

Dr. Terry Johnston, Medical Advisor to the Board

Occupational Physician Doing Occupational medicals for Transport Canada Aviation & Marine, WorksafeBC Commerical Dive Medicals as well as DCBC, OGUK off shore Medicals, FAA class 1 examiner as well as fitness to work and pre-placement medicals. Audiometry, Resting and Stress EKGs, NIOSH Drug testing, Chester fitness test, Farnsworth and Titmus visual screening, Visia Facial Skin assessment. 10 years’ experience in Botox, fillers and skin rejuvenation.

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or control person of Allied has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Committees of the Board

Decisions of the Board of Directors are generally taken by written unanimous resolutions. The current Board comprises four members and is intending to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

Family Relationships

No family relationships exist between any of our present directors and officers.

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended August 31, 2020, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Officer and Director Compensation of the Company

Although compensation has been paid to our officers and directors on behalf of Advanced Biosciences, no compensation has been paid to date from Allied Corp. to any of our existing officers and directors.

Employment Agreements

The Company is not a party to any employment agreement with its Officers or its Directors at this time. At present, the Company has entered into consulting agreements with entities controlled by Calum Hughes (Director & CEO), Paul Bullock (Director & COO), Jim Smeeding (Director & VP Pharmaceutical), and Ryan Maarschalk (CFO). At present these individuals are paid on a monthly basis in the amounts of CA$10,000, CA$10,000, US$5,000 and CA$10,000 respectively. Total balances paid during the course of the year included amounts paid to previous directors and officers of the Company.

Equity Compensation Plans

The Board may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion. Bonuses will be granted if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives. Other than our bonus plan we have no current equity compensation plans.

All compensation and stock option plans for executives and employees will be governed by the Compensation and Governance Committee.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

We do not have a standard compensation arrangement for directors. The Company has formed a Compensation and Governance Committee to make such determinations, with approval by both the Board of Directors and the Audit Committee.

Indemnification and Limitation on Liability of Directors

The Nevada Revised Statutes allows indemnification of directors, officers, employees and agents of a company against liabilities incurred in any proceeding in which an individual is made a party because he or she was a director, officer, employee or agent of the company if such person conducted himself in good faith and reasonably believed his actions were in, or not opposed to, the best interests of the company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. A person must be found to be entitled to indemnification under this statutory standard by procedures designed to assure that disinterested members of the board of directors have approved indemnification or that, absent the ability to obtain sufficient numbers of disinterested directors, independent counsel or shareholders have approved the indemnification based on a finding that the person has met the standard. Indemnification is limited to reasonable expenses.

We do not have indemnification provisions in our articles or bylaws.

Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 5% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.

Pursuant to Rule 13d-3 under the Exchange Act, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within 60 days through any means, including the exercise of any option, warrant or right or the conversion of a security. Any shares that are not outstanding that a person has the right to acquire are deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of such person, but are not deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage of Stock

Common Stock	Calum Hughes, Chief Executive Officer and Director	20,537,500	24.1%
Common Stock	Jim Smeeding, Director
Common Stock	Paul Bullock, Chief Operating Officer (2)	9,787,500	14.0%
Common Stock	Oceanus Contracting Ltd (2).	8,917,500	11.5%
Common Stock	Ryan Maarschalk, Chief Financial Officer

Common Stock	0994091 BC, Ltd. (2)	870,000	1.5%
Common Stock	Fabian Henry	4,350,000	5.1%
Common Stock	All officers and directors (3 persons)	30,925,000	36.2%

______________

(1)	Calculated pursuant to Rule 13d-3 under the Exchange Act, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within 60 days through any means, including the exercise of any option, warrant or right or the conversion of a security. Any shares that are not outstanding that a person has the right to acquire are deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of such person, but are not deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of any other person. All of the foregoing shares are legally held of record by SECFAC Exchange Corp., which has an agreement with the shareholders to exchange shares of SECFAC Exchange Corp. for Allied Corp. shares on a one for one basis at the request of any such shareholder.
(2)	All shares are held through Oceanus Consulting Ltd and 0994091 BC Ltd. Mr. Paul James Bullock is the principal of Oceanus Contracting Ltd. and 09940901 BC Ltd., and consequently may be deemed to be the beneficial owner of shares held by such entities.

Item 13. Certain Relationships and Related Transaction, and Director Independence

As of the date of this Report, other than as disclosed below and in this Current report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee. The Company currently has two independent directors on its Board.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended August 31, 2019 through the fiscal year ended August 31, 2020 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $126,663.

Audit-Related Fees

No aggregate fees were billed in either of the fiscal years ended August 31, 2019 and 2020 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending August 31, 2020. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement.

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of Registrant*
3.3	Certificate of Amendment of Articles of Incorporation dated July 1, 2019*
10.1*

Reorganization Agreement among Allied Corp., Pacific Capital Investment Group, Inc., SECFAC Exchange Corp., AM (Advanced Micro) Biosciences, Inc. and shareholders of AM (Advanced Micro) Biosciences, Inc. Dated as of July 25, 2019 and as amended effective August 27, 2019*

10.2	Assumption of contract of purchase and sale of 8999 Jim Bailey Rd. between the Company and 1185710 B.C. Ltd. Dated November 6, 2018*
10.3	Share Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Maryls Wolfe and Grant Wolfe dated May 24, 2019.*
10.4	Escrow Agreement between AM (Advanced Micro) Biosciences, Inc., and Maryls Wolfe dated May 31, 2019*
10.5	Xtreme Cubes – Purchase Proposal dated May 14, 2019*
10.6	Vitalis Extraction Technology Sales Order dated August 30, 2019 *
10.7	Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and 1150641 BC Ltd., doing business as Activated Nano, dated May 22, 2019 *
10.8	Asset Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Clifford Wade Lackie and Robin Dale Lackie for Bud’s Naturals dated February 13, 2019*
10.9	Consulting Agreement between AM (Advanced Micro) Biosciences, Inc. and John Saric dated May 31, 2019*
10.10	Convertible Promissory Note issued to CA Indosuez (Switzerland) S.A. January 23, 2020
10.11	Series A Warrant issued to CA Indosuez (Switzerland) S.A. January 23, 2020
10.12	Security Agreement dated as of January 23, 2020 between the Company and CA Indosuez (Switzerland) S.A.
10.13	Convertible Promissory Note issued to Parkward Holding Ltd. January 23, 2020
10.14	Series A Warrant issued to Parkward Holding Ltd. January 23, 2020
10.15	Security Agreement dated as of January 23, 2020 between the Company and Parkward Holding Ltd.
10.16	Convertible Promissory Note issued to Allied Special Opportunities Limited February 25, 2020
10.17	Series A Warrant issued to Allied Special Opportunities Limited February 25, 2020
10.18	Security Agreement dated as of January 23, 2020 between the Company and Allied Special Opportunities Lit..
10.19	Loan and Security Agreement dated May 14, 2020 between the Company and SLCI1, LLC.
10,20	Promissory Note issued May 14, 2020 from the Company to SLCI1, LLC.
10.21	2020 Longterm Incentive Plan
10.22	Share Purchase Agreement between Dorson Commercial Corp. and AD (Advanced Micro) Biosciences, Inc. dated August 29, 2019*

10.23	License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated August 3, 2018*
10.24	License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated December 4, 2018*
10.25	License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated July 31, 2019*
10.26	License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated February 20, 2019*
10.27	License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated November 29, 2019*
10.28	License for Medicolombia Cannabis A.S. from Republic of Columbia, National Narcotics Fund U.A.E., Ministry of Health and Social Protection dated January 13, 2020*
10.29	Settlement and Release Agreement between the Company and Anthony Zelen dated September 17, 2020
10.30	Settlement and Release Agreement between the Company and David Weinkauf dated September 21, 2020
10.31	Settlement and Release Agreement between the Company and Malcolm Davidson dated September 16, 2020
10.32	Convertible Promissory Note issued to Sawasawa Inc. September 29, 2020
10.33	Convertible Promissory Note issued to Sawasawa Inc. October 26, 2020
10.34	Convertible Promissory Note issued to Sawasawa, Inc. November 11, 2020
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

*          Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

Date: December 15, 2020	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2020	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2020	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: December 15, 2020	/s/ Paul Bullock
Paul Bullock, Director

Date: December 15, 2020	/s/ Jim Smeeding
Jim Smeeding, Director

