Form 10-K/A
period 2020-08-31
Allied Corp.
filed 2020-12-17
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020 is filed only to include Interactive Data Files required to be submitted (XBRL).