Form 10-Q
period 2020-11-30
Allied Corp.
filed 2021-01-20
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

_____________________________________________

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

As of November 30, 2020, there were 85,305,780 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at November 30, 2020 (unaudited) and August 31, 2020	4

Condensed consolidated interim statements of operations and comprehensive loss for the three months ended November 30, 2020 and 2019 (unaudited)	5

Condensed consolidated interim statement of stockholders’ equity for the three months ended November 30, 2020 and 2019 (unaudited)	6

Condensed consolidated interim statement of cash flows for the three months ended November 30, 2020 and 2019 (unaudited)	7

Notes to the unaudited condensed consolidated interim financial statements	8

ALLIED CORP.
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	November 30, 2020	August 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$11,395	$94,047
Inventory	60,486	52,585
Prepaid expenses (Note 12 (b))	21,486	51,682
Total current assets	93,367	198,314

Deposits and advances (Note 4)	2,836,972	3,008,246
Right-of-use assets (Note 7)	74,619	374,997
Property, plant and equipment (Note 5)	248,374	223,020
Intangible assets (Note 6)	3,279,833	3,300,000
Total assets	$6,533,165	$7,104,577

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,475,174	$1,396,495
Current portion of lease liabilities (Note 7)	3,972	17,073
Loan payable (Note 8)	1,253,772	1,253,772
Convertible notes payable (Note 9)	455,484	400,000
Total current liabilities	3,188,402	3,067,340

Lease liabilities, net of current portion (Note 7)	70,647	333,073
Total liabilities	$3,259,049	$3,400,413

Stockholders’ equity
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 85,305,780 shares issued and outstanding (85,105,780 – par value $0.0001 – August 31, 2020)	8,531	8,511
Additional paid in capital	12,763,253	12,226,382
Common stock issuable (Note 10)	129,952	19,952
Accumulated deficit	(9,104,428)	(7,908,566)
Accumulated other comprehensive loss	(523,192)	(642,115)

Total stockholders’ equity	3,274,116	3,704,164
Total liabilities and stockholders’ equity	$6,533,165	$7,104,577

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 18)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended November 30, 2020	For the Three Months Ended November 30, 2019
	$	$

Revenue	4,200	-

Expenses
Amortization	169,680	-
Charitable donations	-	73,289
Consulting fees	327,843	174,140
Foreign exchange	(4,965)	(71,134)
Interest expense	112,840	-
Office and miscellaneous	105,812	80,971
Professional expenses	130,631	146,548
Rent	20,832	4,329
Research and development	-	8,009
Travel	1,341	42,015

Operating expenses	864,014	458,167
Loss before other expenses	(859,814)	(458,167)
Other expenses
Loss on termination of lease	(65,565)	-
Settlement payments (Note 14)	(105,000)
Loss on extinguishment of convertible debt	(110,000)	-
Accretion of convertible debt	(55,483)	-
Total other expenses	(336,048)	-
Net loss	(1,195,862)	(458,167)

Foreign currency translation adjustments	118,923	(5,680)

Comprehensive loss	(1,076,939)	(463,847)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding	85,163,802	79,299,685

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Expressed in US dollars)
(Unaudited)

	Common stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Loss	Total
		$	$	$	$	$	$	$
Balance, August 31, 2019	51,200,014	5,120	912,965	24,135	(364)	(1,300,803)	(30,491)	(389,438)
Cancellation of common stock	(10,459,220)	(1,046)	1,046	-	-	-	-	-
Effect of reverse acquisition	42,027,986	4,203	3,925,542	65,092	364	-	-	3,995,201
Common stock subscribed	-	-		275,908	-	-	-	275,908
Comprehensive loss for the period	-	-		-	-	(458,167)	(5,680)	(463,847)

Balance, November 30, 2019	82,768,780	8,277	4,839,553	365,135	-	(1,758,970)	(36,171)	3,417,824

	Common stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income (Loss)	Total
		$	$	$	$	$	$	$
Balance, August 31, 2020	85,105,780	8,511	12,226,382	19,952	-	(7,908,566)	(642,115)	3,704,164
Shares issued for cash	200,000	20	249,980	-	-	-	-	250,000
Beneficial conversion feature of convertible notes	-	-	153,764	-	-	-	-	153,764
Detachable warrants issuable with convertible notes	-	-	133,127	-	-	-	-	133,127
Shares issuable as consideration for extinguishment of convertible notes	-	-		110,000	-	-	-	110,000
Comprehensive loss for the period	-	-		-	-	(1,195,862)	118,923	(1,076,939)

Balance, November 30, 2020	85,305,780	8,531	12,763,253	129,952	-	(9,104,428)	(523,192)	3,274,116

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended November 30, 2020	For the Three Months Ended November 30, 2019
	$	$
Cash provided by (used in):

Operating activities
Net loss for the period	(1,195,862)	(458,167)
Adjustment to net loss for the period for non-cash items
Accretion of convertible notes	55,483	-
Loss on extinguishment of convertible notes	110,000	-
Loss on termination of lease	65,565	-
Amortization	169,680	-
Changes in non-cash working capital balance:
Increase in accounts receivable	-	(79,069)
Decrease (increase) in prepaid expenses	41,922	(4,208)
Increase in due from related parties	(11,726)	(16,470)
Increase in accounts payable and accrued liabilities	78,679	42,233
Increase in inventory	(7,901)	-

	(694,160)	(515,681)
Investing activities
Purchase of property plant & equipment	(21,932)	-
Refund of deposits (payments) on acquisition of assets	129,897	(493,488)
Cash acquired from asset acquisition	-	12,894
	107,965	(480,594)
Financing activities
Proceeds of convertible note	286,892	-
Repayment of finance lease obligations	(12,480)	-
Proceeds from the issuance of common stock	250,000	276,000
	524,412	276,000

Effect of exchange rate on changes on cash	(20,869)	(387)
Change in cash	(82,652)	(720,662)
Cash, beginning of period	94,047	1,080,882
Cash, end of period	11,395	360,220

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	112,840	-

Non-cash activities (Note 16)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern

	a)	Nature of operations

Allied Corp. (the “Company or Allied”) was incorporated in the State of Nevada on February 3, 2013. On July 1, 2019, the Company changed its name to Allied Corp.

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (formerly Medicolombia’s Cannabis S.A.S) (“Medicolombia”).

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

The Reorganization Agreement constitutes a reverse merger, such that AM Biosciences acquired control of Allied Corp. At the time of the Reorganization Agreement, the operations of Allied Corp. did not constitute businesses under ASC 805 Business Combinations and accordingly the transaction is considered a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Under this method of accounting, AM Biosciences was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the acquisition: (i) AM Biosciences’ stockholders owned a substantial majority of the voting rights in the combined company, (ii) AM Biosciences designated a majority of the members of the initial board of directors of the combined company, and (iii) AM Biosciences’ senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the acquisition, the net assets of the Company were recorded at their acquisition-date relative fair values in the consolidated financial statements of the Company and the reported operating results prior to the acquisition will be those of AM Biosciences. See Note 3 for details on the reverse acquisition.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

	c)	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2020 of $1,195,862, has generated minimal revenue and as at November 30, 2020 has a working capital deficit of $3,095,035. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements, refer to note 14 for details.

	d)	COVID-19 impact

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

	e)	Business Risks

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

On January 4, 2018, United States Attorney General Jeff Sessions issued a memorandum to United States district attorneys (the ““Sessions Memorandum”) which rescinded previous guidance from the United States Department of Justice specific to cannabis enforcement in the United States, including the Cole Memorandum. With the Cole Memorandum rescinded, United States federal prosecutors no longer have guidance relating to the exercise of their discretion in determining whether to prosecute cannabis related violations of United States federal law. In response to the Sessions Memorandum, on April 13, 2018, the United States President Donald Trump promised Colorado Senator Cory Gardner that he will support efforts to protect states that have legalized cannabis. Nevertheless, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to the Company. The Company may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

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

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

2.	Significant accounting policies

Business Presentation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2020, and the results of its operations for the three months ended November 30, 2020 and cash flows for the three months ended November 30, 2020. The results of operations for the period ended November 30, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2020 and August 31, 2020.

	c)	Property, plant and equipment

Property, plant and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates and methods:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

d)	Inventory

Inventories are stated at the lower of cost or market. As of November 30, 2020 and August 31, 2020, the inventory consisted of containers and packaging materials.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

2.	Significant accounting policies (continued)

	e)	Intangible assets

At November 30, 2020 and August 31, 2020, intangible assets include licenses which are being amortized over their estimated useful lives of 3-10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. The licenses have been amortized from the date of acquisition.

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

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

2.	Significant accounting policies (continued)

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

The Company assessed the functional currency for MediColombia, a wholly-owned subsidiary acquired by the Company on February 18, 2020 to be the Colombian peso. This company has now changed its name to Allied Colombia S.A.S.

The functional currency for Tactical Relief LLC is U.S. dollar.

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

	i)	Research and development costs

Research and development costs are expensed as incurred.

	j)	Revenue Recognition

The Company’s revenue is comprised of sales of cannabis products.

The Company’s revenue-generating activities have a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs when the product is shipped or delivered to the customer, depending upon the method of distribution and shipping terms set forth in the customer contract. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of the Company’s product. Certain of the Company’s customer contracts may provide the customer with a right of return. In certain circumstances the Company may also provide a retrospective price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Company make certain estimates and assumptions that affect the timing and amounts of revenue recognized.

Sales of products are for cash or otherwise agreed-upon credit terms. The Company’s payment terms vary by location and customer; however, the time period between when revenue is recognized and when payment is due is not significant. The Company estimates and reserves for its bad debt exposure based on its experience with past due accounts and collectability, write-off history, the aging of accounts receivable and an analysis of customer data.

For the three months ended November 30, 2020, the Company generated sales of $4,200.

	k)	Net income (loss) per common share

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding.

	l)	Income taxes

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

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

2.	Significant accounting policies (continued)

	m)	Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

	n)	Significant accounting estimates and judgments

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

	o)	Financial instruments

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

2.	Significant accounting policies (continued)

For certain of the Company’s financial instruments, including accounts payable, due from related parties, notes and loans payable, the carrying amounts approximate their fair values due to the short maturities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2020 and August 31, 2020 other than cash.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

	p)	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. The Company did not have any leases until the acquisition of its wholly owned subsidiary, Allied Colombia S.A.S. on February 18, 2020.

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

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 7 – Leases.

	q)	Reclassification

Certain reclassifications have been made to conform the prior period’s consolidated financial statements and notes to the current period’s presentation.

	r)	Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2020, are of significance or potential significance to the Company.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
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

4.	Deposits and advances

	November 30, 2020	August 31, 2020
a) Towards the purchase of prefabricated buildings	$2,585,540	$2,600,720
b) Refundable deposits towards future land acquisitions	-	174,030
c) Vitalis equipment deposit	233,496	233,496
d) Other	17,936	-
Total deposits and advances	$2,836,972	$3,008,246

a)

In 2019, the Company entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified cannabis cultivation and extraction facility. At November 30, 2020, Company had deposits of $2,585,540 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of November 30, 2020, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)

At November 30, 2020, the Company has entered into two purchase and sale agreements to acquire land as described in note 14(a).  At November 30, 2020, Company had deposits totaling $Nil (August 31, 2020 - $174,030). During the three months ended November 30, 2020, the Company received refund on deposits totaled $129,897.

c)

At November 30, 2020 and August 31, 2020, the Company had deposit of $233,496 to purchase equipment as described in Note 14(b). At November 30, 2020, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

5.	Property, plant and equipment

At November 30, 2020, property, plant and equipment consisted of:

	Construction in process	Machinery and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2020	$136,114	$79,956	$3,161	$6,000	$225,231
Additions	10,924	3,475	7,533	-	21,932
Foreign exchange	4,718	2,663	377	190	7,948
November 30, 2020	$151,756	$86,094	$11,071	$6,190	$255,111

Accumulated depreciation
August 31, 2020	$-	$2,211	$-	$-	$2,211
Additions	-	3,860	960	350	5,170
Foreign exchange	-	693	36	13	644
November 30, 2020	$-	$5,378	$996	$363	$6,737

Net book value
August 31, 2020	$136,114	$77,745	$3,161	$6,000	$223,020
November 30, 2020	$151,756	$80,716	$10,075	$5,827	$248,374

As of November 30, 2020, the construction in process has not been use. For the quarter ended November 30, 2020, no amortization has been recorded.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

6.	Intangible assets

At November 30, 2020, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	November 30, 2020 Net carrying value $	August 31, 2020 Net carrying value $

Cannabis licenses	5,435,334	(416,739)	(624,790)	(1,113,972)	3,279,833	3,300,000
	5,435,334	(416,739)	(624,790)	(1,113,972)	3,279,833	3,300,000

On February 17, 2020, the Company acquired $5,435,334 of licenses as part of the acquisition of Medicolumbia. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company has recorded amortization of these licenses of $160,932 for the quarter ended November 30, 2020.

7.	Leases

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

The Company entered into an agreement to lease the land described in Note 4(b) and 14(a) with a commencement date of June 1, 2020. The lease requires the Company to make monthly payments of $4,501 (CAD$5,870) per month.  The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately $920,000 (CAD$1,200,000).  Effective November 1, 2020, the Company terminated the lease. Pursuant to ASC 842-20 upon the termination of the lease, the Company derecognized the lease related asset and liability and included any consideration paid or received upon termination that was not already included in the lease payments in the gain or loss on termination of the lease.  After recording the proceeds from the landlord and derecognizing the capitalized building costs as well as the right of use asset and liability, the Company recorded a loss of $65,565 on the termination of the lease.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term.  ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At November 30, 2020, the Company did not have any finance leases.

At November 30, 2020, the weighted average remaining operating lease term was 9.25 years and the weighted average discount rate associated with operating leases was 15%.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

7.	Leases (continued)

The Components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	3,578
Interest on lease liabilities	9,543

Total operating lease cost	13,121

The following table provides supplemental cash flow and other information related to leases for the three months ended November 30, 2020:

$
Lease payments	12,480

Supplemental balance sheet information related to leases as of November 30, 2020 are as below:

$
Cost	387,573
Accumulated amortization	(8,595)
Lease termination	(299,089)
Foreign exchange	(5,270)

Net carrying value at November 30, 2020	74,619

Future minimum lease payments related to lease obligations are as follows:

$
2021	11,174
2022	14,899
2023	14,899
2024	14,899
Thereafter	83,185

Total minimum lease payments	139,056

Less: amount of lease payments representing effects of discounting	(64,437)

Present value of future minimum lease payments	74,619

Less: current obligations under leases	(3,972)

Lease liabilities, net of current portion	70,647

8.	Loan Payable

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020, and will make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. During the three months ended November 30, 2020, the Company amended the loan agreement to extend the repayment due date to May 20, 2021. During the three months ended November 30, 2020, the Company paid interest in the amount of $112,840.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

9.	Convertible Notes

a)

On January 23, 2020, the Company issued two convertible notes with principal amounts of $400,000 and $200,000, respectively, with a total face value of $600,000 (the “Notes”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The notes were to mature on July 20, 2020 and convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share.

The Company evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, the conversion features and warrants would not meet derivative classification.

The relative fair values of the convertible note and the warrants were $470,467 and $117,533 respectively. The effective conversion price was then determined to be $0.98. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $115,383 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $108,100 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $364,517. The beneficial conversion feature of $115,383, the original issue discount of $12,000 and the relative fair value of the warrants of $108,100 discounted the carrying value of the convertible debt on the date of issue. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method. On June 30, 2020, the Company repaid $200,000 of the $600,000 note which left $400,000 outstanding on each note.

		i.	First Modification:

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

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

9.	Convertible Notes (continued)

The extended convertible notes had a total carrying value of $400,000. As the common shares and warrants were issued as consideration for extending the convertible notes, the fair value of the common share and warrants of $218,397 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $220,065.

		ii.	Second Modification:

On November 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 100,000 common shares of the Company. Each note holder will receive 50,000 common shares.

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

The extended convertible notes had a total carrying value of $400,000. As the common shares were issued as consideration for extending the convertible notes, the fair value of the common share of $110,00 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $110,000 and as the common shares had not been issued as of November 30, 2020 and have been recorded as common shares issuable.

As at November 30, 2020, the Company has recorded accrued interest of $26,290, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

b)

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 (the “Note 1”) and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years.   The Note 1 bears interest at 10% per annum. The Note 1 is due on demand after March 27, 2021.  The Note 1 is convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2020, the conversion features and warrants do not meet derivative classification.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

9.	Convertible Notes (continued)

The relative fair values of the convertible note and the warrants were $85,330 and $78,011 respectively. The effective conversion price was then determined to be $0.65. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $85,330 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $78,011 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil at issuance. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at November 30, 2020, the Company has recorded accrued interest of $2,775, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. During the three months ended November 30, 2020, the Company recognized accretion of $37,046 on the Note 1.

c)

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 (the “Note 2”) and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years.   The Note bears interest at 10% per annum. The Note is due on demand after April 23, 2021.  The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2020, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $20,176 and $17,437 respectively. The effective conversion price was then determined to be $0.65. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $20,176 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $17,437 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at November 30, 2020, the Company has recorded accrued interest of $361, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. During the three months ended November 30, 2020, the Company recognized accretion of $6,411 on the Note 2.

d)

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 (the “Note 3”) and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years.   The Note bears interest at 10% per annum. The Note is due on demand after May 9, 2021.  The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

9.	Convertible Notes (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2020, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $48,258 and $37,679 respectively. The effective conversion price was then determined to be $0.70. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $48,258 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $37,679 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at November 30, 2020, the Company has recorded accrued interest of $447, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. During the three months ended November 30, 2020, the Company recognized accretion of $12,026 on the Note 3.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

10.	Equity

During the three months ended November 30, 2019

Pursuant to the Acquisition described in Note 1, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 shares of common stock.

During the three months ended November 30, 2020

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

In connection with the extension of convertible notes payable, as of November 30, 2020, the Company has common stock issuable of $129,952 (August 31, 2020 - $19,952).

11.	Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

	a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel for the three months ended November 30, 2020 and 2019 were as follows:

	November 30, 2020	November 30, 2019
Consulting fees and benefits	$88,865	$216,041

b)	Amounts due to/from related parties

In the normal course of operations, the company shares certain administrative resources with companies related by common management and directors. The administrative resources and services, which were provided in the normal course of operations, were measured at the exchange. All amounts payable and receivable are non-interest bearing, unsecured and due on demand. The following table summarizes the amounts were due to related parties:

	November 30, 2020	August 31, 2020
CEO and Director	$(12,372)	$(12,588)
COO and Director	(40,912)	(42,059)
1176149 B.C. Ltd. – an entity controlled by the CFO	(29,667)	(10,797)
Edjudicate LLC – an entity controlled by a director	(15,000)	(5,142)
	$(97,951)	$(70,586)

As of August 31, 2020, the Company advanced $23,517 to related parties for future expenses, which was included in prepaid expenses on the consolidated balance sheets. As of November 30 2020, the Company had $97,951 (August 31, 2020 - $70,586) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

12.	Financial risk factors

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

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

12.	Financial risk factors (continued)

	e)	Foreign exchange risk:

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

November 30, 2020
Balance in Canadian dollars:
Cash and cash equivalents	$-
Accounts payable	(458,040)
Net exposure	(458,040)
Balance in US dollars:	$(352,963)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $35,296 for the three months ended November 30, 2020 (November 30, 2019 – $16,226).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

November 30, 2020
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$19,756,915
Accounts payable	(2,716,625,191)
Net exposure	(2,696,868,275)
Balance in US dollars:	$(744,081)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $74,408 for the three months ended November 30, 2020.

13.	Capital management

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

14.	Commitments and contingencies

a)

On November 6, 2018, the Company signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna, British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

14.	Commitments and contingencies (continued)

The total commitment for the two parcels of land are CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030, on November 1, 2020 the lease agreement was terminated.

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

b)

On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at its operation in Colombia. The equipment has a value of CAD$658,260. The terms of the agreement require the Company to pay the full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At November 30, 2020, the $233,496 has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

c)

As of November 30, 2020, the Company recorded a contingent liability of $536,727 for expenses in connection with MediColombia, which is included in the balance of accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets.

d)

In September 2020, the Company entered into settlement and release agreements to settle claims with former directors and officers of the Company whereby the Company will make aggregate payments of $105,000, which is included in the balance of accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets.

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

15.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2020	560,000	1.25
Issued	229,513	1.25
Balance, November 30, 2020	789,513	1.25

            As at November 30, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

240,000	1.25	January 23, 2021
320,000	1.25	October 31 2021
130,673	1.25	September 29, 2022
30,090	1.25	October 16, 2022
68,750	1.25	November 11, 2022

16.	Non-cash activities

	For the Three Months Ended November 30, 2020	For the Three Months Ended November 30, 2019
Non-cash activities:
Beneficial conversion feature	153,764	-
Relative fair value of warrants issuable with convertible notes	133,127	-
Relative fair value of shares issued on modification of convertible notes	110,000	-

ALLIED CORP.
Notes to the Condensed Consolidated Interim Financial Statements
November 30, 2020
(Expressed in US dollars)

17.	Segment disclosure

During the three months ended November 30, 2019 and as of November 30, 2019, the Company had only one operating segment.

During the three months ended November 30, 2020, and as of November 30, 2020, the Company had two operating segments including:

	a)	Allied Columbia SAS, a Columbian based company through which the Company intends to commence commercial production in Colombia. (Medicolombias)

	b)	Allied Corp. which consists of the rest of the Company’s operations. (Allied)

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

Financial statement information by operating segment for the three months ended November 30, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net sales	4,200	-	4,200
Net loss	(868,999)	(326,863)	(1,195,862)
Accretion	55,483	-	55,483
Depreciation and amortization	-	169,680	169,680
Total Assets as of November 30, 2020	2,822,749	3,710,416	6,533,165

Geographic information for the three months ended and as at November 30, 2020 is presented below:

	Revenues $	Total Assets $

Canada	4,200	2,822,749
Colombia	-	3,710,416
Total	4,200	6,533,165

18.	Subsequent event

Subsequent to November 30, 2020, the Company entered into agreements to issue $900,000 of convertible notes. To date, the Company has received gross proceeds of $800,000. The convertible notes are due one year from the issuance date and bear interest at 10% per annum. The notes are convertible into common shares of the Company at a conversion price of $1.25 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the three months ended November 30, 2019 and 2020.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2020, and the results of its operations for the three months ended November 30, 2020 and cash flows for the three months ended November 30, 2020. The results of operations for the period ended November 30, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b. Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within nine months when acquired. The Company did not have any cash equivalents as of November 30, 2020 and August 31, 2020.

c. Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Agricultural equipment	10 years straight-line basis

d. Inventory

Inventories are stated at the lower of cost or market. As of November 30, 2020 and August 31, 2020, the inventory consisted of supplies of containers and packaging.

e. Intangible assets

At November 30, 2020 and August 31, 2020, intangible assets include licenses which are being amortized over their estimated useful lives of 3-10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. The licenses have been amortized from the date of acquisition.

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

The Company assessed the functional currency for Allied Columbia S.A.S. (previously MediColombia), a wholly owned subsidiary acquired by the Company on February 18, 2020 to be Colombian peso.

The functional currency for Tactical Relief LLC is U.S. dollar.

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

i. Revenue recognition

The Company’s revenue is comprised of sales of cannabis products

The Company’s revenue-generating activities have a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs when the product is shipped or delivered to the customer, depending upon the method of distribution and shipping terms set forth in the customer contract. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of the Company’s product. Certain of the Company’s customer contracts may provide the customer with a right of return. In certain circumstances the Company may also provide a retrospective price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Company make certain estimates and assumptions that affect the timing and amounts of revenue recognized.

Sales of products are for cash or otherwise agreed-upon credit terms. The Company’s payment terms vary by location and customer; however, the time period between when revenue is recognized and when payment is due is not significant. The Company estimates and reserves for its bad debt exposure based on its experience with past due accounts and collectability, write-off history, the aging of accounts receivable and an analysis of customer data.

j. Research and development costs

Research and development costs are expensed as incurred.

k. Net income (loss) per common share

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

l. Income taxes

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

m. Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

n. Significant accounting estimates and judgments

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

Significant estimates and assumptions included in these financial statements relate to the valuation assumptions related to the estimated useful lives and recoverability of long-lived assets, stock-based compensation, and deferred income tax assets and liabilities. Judgments are required in the assessment of the Company’s ability to continue to as going concern.

o. Financial instruments

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

p. Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. The Company did not have any leases until the acquisition of its wholly owned subsidiary, Allied Colombia S.A.S. on February 18, 2020.

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

q. Reclassification

Certain reclassifications have been made to conform the prior period’s consolidated financial statements and notes to the current year’s presentation.

r. Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2020, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2020 of $1,195,862 and has minimal operations at this time which will generate revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Three Months Ended November 30, 2020

For the three month period ended November 30, 2020 we had $4,200 in revenue. We had no revenue for the three month period ended November 30, 2019. Operating expenses for the three month period ended November 30, 2020 totaled $864,014. Operating expenses for the nine-month period ended November 30, 2020 is mainly a result of office and general expense of $105,812, professional fees of $130,631 and consulting fees of $327,843. Operating expenses for the period ended November 30, 2019 totaled $458,167. Operating expenses for the period ended November 30, 2019 is mainly a result of office and general expense of $80,971, professional fees of $146,548 and consulting fees of $174,140. These expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The overall increase in operating expenses during the three month period ended November 30, 2020 is the result of acquisitions, a change of business and an increase in business activities.

During the three month period ended November 30, 2020, the Company incurred additional expenses of $65,565 for termination of a lease, $110,000 on loss on extinguishment of an obligation, settlement payments with certain former directors and officers of $105,000, and recorded accretion of $55,483. The Company did not have comparable expenses during the period ended November 30, 2019.

As a result of the changes described above, net loss from operations after income taxes increased to $1,195,862 during the three months ended November 30, 2020 compared to $458,167 during the period ended November 30, 2019.

Liquidity and Capital Resources

As of November 30, 2020, the Company had $93,367 in current assets, consisting of $11,395 in cash, $60,486 in inventory, $21,486 in prepaid expenses. Other assets mainly include deposits and advances of $2,836,972, property plant and equipment of $248,374 and intangible assets of $3,279,833.

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

Capital Expenditures

As of November 30, 2020 the company had purchased property plant and equipment of $248,374 and paid net cash of $2,836,972 in deposits for an asset acquisition. As of August 31, 2020, the Company purchased property plant and equipment of $223,020 and paid net cash of $3,008,246 in deposits and advances for an asset acquisition.

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

Pursuant to the agreement the Company acquired all of the issued and outstanding shares of Medicolombia in exchange for $700,000 and 4,500,000 shares of Allied. The Company closed and completed the acquisition on February 17, 2020. Medicolombia has subsequently changed its name to Allied Colombia S.A.S.

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

During the three months ended November 30, 2020, the Company terminated the lease. Pursuant to the agreement the Landlord accepts the surrender of the lease and payment of the sum of CAD$176,000 by the Landlord to the Company in return for the Company agreeing to relinquish, transfer and assign to the Landlord, any and all rights either of them has or may have in the site preparation work completed in the current year. Upon the termination of the lease there were no further commitments to this project.

Natural Health Products Acquisition

In May 2019 the management team of AM Biosciences were able to negotiate the inclusion of a natural health products catalogue of products. This includes 50 products in the natural health vertical market. Three of these products are of particular interest as they have Natural Health Products registration numbers with Health Canada. AM Biosciences can add these to the product offerings both in Canada and the United States.

Xtreme Cubes construction has begun

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. This building is expected to come off of the production line in Nevada sometime in the first quarter of 2020. We anticipate being able to extract and produce additional strain development in this building beginning first quarter 2020. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At November 30, 2020, Company had deposits of $2,585,540 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of November 30, 2020, the Company had not yet received the buildings and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $9,104,428 at November 30, 2020 and a working capital deficit of $3,095,035 net loss of $1,195,862.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of November 30, 2020, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the interim period from September 1, 2020 through November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than the following:

On or about April 30, 2020 the Company filed a complaint entitled ALLIED CORP., a Nevada corporation, Plaintiff, v. MALCOLM DAVIDSON, an individual, ANTHONY ZELEN, an individual, and DAVID WEINKAUF, an individual, Defendants, and TACTICAL RELIEF, LLC, a Delaware limited liability company, Nominal Party, filed in the Delaware Chancery Court as Case No. 2020-0321 – PAF (the “Delaware Action”).

On or about May 28, 2020 the Company filed that a complaint entitled ALLIED CORP., a Nevada corporation, and AM (ADVANCED MICRO) BIOSCIENCES, INC., an ALLIED CORP., a Nevada corporation, and AM (ADVANCED MICRO) BIOSCIENCES, INC., a British Columbian corporation, Plaintiffs, vs. MALCOLM DAVIDSON, an individual, ANTHONY ZELEN, an individual, and DAVID WEINKAUF, an individual, Defendants filed on May 28, 2020 in the District Court of Clark County Nevada as Case No. A-20-815610-B (The “Nevada Action”, and collectively with the Delaware action the “CLAIMS”).

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

Pursuant to the settlement with Mr. Zelen, Allied agreed to pay through his counsel a total of USD$30,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $10,000.00 USD is to be paid on or before October 31, 2020, b. The second installment of $10,000 USD is to be paid on or before November 30, 2020; and c. The third installment of $10,000USD is to be paid on or before December 30, 2020. These payments have not been made as of the date of this report on Form 10-Q.

Pursuant to the settlement with Mr. Weinkauf, Allied agreed to pay through his counsel a total of USD$60,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $30,000.00 USD is to be paid on or before October 31, 2020, b. The second installment of $20,000 USD is to be paid on or before November 30, 2020; and c. The third installment of $10,000USD is to be paid on or before December 30, 2020. These payments have not been made as of the date of this report on Form 10-Q.

Pursuant to the original settlement with Mr. Davidson, Allied agreed to pay through his counsel a total of USD$15,000 as a flat fee settlement cash portion payable on or before October 31, 2020. This was paid subsequent to the period ending November 30, 2020.

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

Allied Corp. (Registrant)

Date: January 18, 2021	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director Principal and Executive Officer

Date: January 18, 2021	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

