Form 10-Q
period 2021-02-28
Allied Corp.
filed 2021-04-15
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

_____________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 14, 2021, there were 85,916,824 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at February 28, 2021 (unaudited) and August 31, 2020	F-1

Condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended February 28, 2021 and February 29, 2020 (unaudited)	F-2

Condensed consolidated interim statements of stockholders’ deficit for the three and six months ended February 28, 2021 and February 29, 2020 (unaudited)	F-3

Condensed consolidated interim statements of cash flows for the three and six months ended February 28, 2021 and February 29, 2020 (unaudited)	F-5

Notes to the unaudited condensed consolidated interim financial statements	F-6

3

ALLIED CORP. Condensed Consolidated Balance Sheets (Expressed in US Dollars)

	February 28, 2021	August 31, 2020
	(Unaudited)

Assets
Current assets
Cash	$148,984	$94,047
Inventory (Note 4)	103,972	52,585
Amounts due from related parties (Note 12)	11,738	-
Prepaid expenses	25,189	51,682
Total current assets	289,883	198,314

Deposits and advances (Note 5)	2,829,286	3,008,246
Right-of-use assets (Note 8)	73,758	374,997
Property, plant and equipment (Note 6)	228,914	223,020
Intangible assets (Note 7)	3,118,112	3,300,000
Total assets	$6,539,953	$7,104,577

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,379,647	$1,396,495
Current portion of lease liabilities (Note 8)	4,127	17,073
Loan payable (Note 9)	1,253,772	1,253,772
Convertible notes payable (Note 10)	1,328,535	400,000
Total current liabilities	3,966,081	3,067,340

Lease liabilities, net of current portion (Note 8)	69,631	333,073
Total liabilities	$4,035,712	$3,400,413

Stockholders’ equity
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 85,305,780 shares issued and outstanding (85,105,780 – par value $0.0001 – August 31, 2020)	8,531	8,511
Additional paid in capital	14,308,501	12,226,382
Common stock issuable	472,616	19,952
Accumulated deficit	(11,803,864)	(7,908,566)
Accumulated other comprehensive loss	(481,543)	(642,115)

Total stockholders’ equity	2,504,241	3,704,164
Total liabilities and stockholders’ equity	$6,539,953	$7,104,577

Nature of operations and going concern (Note 1)

Commitments (Note 15)

Subsequent events (Note 20)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statement.

ALLIED CORP. Condensed Consolidated Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended February 28, 2021	For the Three Months Ended February 29, 2020	For the Six Months Ended February 28, 2021	For the Six Months Ended February 29, 2020

Revenue	1,060	-	5,260	-

Expenses
Amortization	196,341	33,980	366,021	33,980
Charitable donations	15,000	26,254	15,000	99,543
Consulting fees	163,892	317,074	491,735	491,214
Stock-based compensation	1,380,120	-	1,380,120	-
Foreign exchange	(11,291)	67,215	(16,256)	(3,919)
Interest expense	145,588	-	258,428	-
Office and miscellaneous	436,017	268,578	541,829	349,549
Professional fees	242,148	192,802	372,779	339,350
Rent	10,058	4,611	30,890	8,940
Research and development	-	-	-	8,009
Travel	4,265	25,355	5,606	67,370

Operating expenses	2,582,138	935,869	3,446,152	1,394,036
Loss from operations	(2,581,078)	(935,869)	(3,440,892)	(1,394,036)
Other expenses
Loss on termination of lease	-	-	(65,565)	-
Settlement payments	-	-	(105,000)	-
Gain (loss) on debt extinguishment	19,820	-	(90,180)	-
Write-off of receivables	-	(55,983)	-	(55,983)
Accretion	(138,178)	(44,417)	(193,661)	(44,417)
Total other expense	(118,358)	(100,400)	(454,406)	(100,400)
Net loss	(2,699,436)	(1,036,269)	(3,895,298)	(1,494,436)
Other comprehensive income (loss)

Foreign currency translation adjustments	42,354	11,419	160,572	5,739

Comprehensive loss	(2,657,082)	(1,024,850)	(3,734,726)	(1,488,697)

Basic and diluted loss per share	(0.03)	(0.01)	(0.05)	(0.02)

Weighted average number of common shares outstanding	85,276,609	79,040,099	85,305,780	77,161,058

The accompanying notes form an integral part of these unaudited consolidated financial statements.

ALLIED CORP. Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury Stock		Additional		Stock		Accumulated Other
	Number ofshares	Amount	Number ofshares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance, August 31, 2019	51,200,014	$5,120	-	$-	$912,965	$24,135	$(364)	$(1,300,803)	$(30,491)	$(389,438)
Cancellation of common stock	(10,459,220)	(1,046)	-	-	1,046	-	-	-	-	-
Effect of reverse acquisition	42,027,986	4,203	-	-	3,925,542	65,092	364	-	-	3,995,201
Shares reacquired by treasury	(4,500,000)	(450)	4,500,000	450	-	-	-	-	-	-
Common stock subscribed	-	-	-	-	-	275,908	-	-	-	275,908
Comprehensive loss for the period	-	-	-	-	-	-	-	(458,167)	(5,680)	(463,847)

Balance, November 30, 2019	78,768,780	$7,827	4,500,000	450	$4,839,553	$365,135	$-	$(1,758,970)	$(36,171)	$3,417,824
Shares issued for cash	370,000	37	-	-	340,963	(341,000)	-	-	-	-
Shares issued on acquisition of assets	4,500,000	450	(4,500,000)	(450)	4,500,000	-	-	-	-	4,500,000
Share subscriptions received	-	-	-	-	-	200,000	-	-	-	200,000
Beneficial conversion feature	-	-	-	-	247,066	-	-	-	-	247,066
Comprehensive loss for the period	-	-	-	-	-	-	-	(1,036,269)	11,419	(1,024,850)

Balance, February 29, 2020	83,138,780	$8,314	-	-	$9,927,582	$224,135	$-	$(2,795,239)	$(24,752)	$7,340,040

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance, August 31, 2020	85,105,780	8,511	12,226,382	19,952	-	(7,908,566)	(642,115)	3,704,164
Shares issued for cash	200,000	20	249,980	-	-	-	-	250,000
Detachable warrants issued with convertible notes payable	-	-	153,764	-	-	-	-	153,764
Shares issuable upon modification of debt	-	-	133,127	-	-	-	-	133,127
Common stock subscribed	-	-		110,000	-	-	-	110,000
Comprehensive loss for the period	-	-		-	-	(1,195,862)	118,923	(1,076,939)

Balance, November 30, 2020	85,305,780	8,531	12,763,253	129,952	-	(9,104,428)	(523,192)	3,274,116
Detachable warrants issued with convertible notes payable	-	-	142,564	-	-	-	-	142,564
Beneficial conversion feature	-	-	22,564	-	-	-	-	22,564
Stock-based compensation	-	-	1,380,120	-	-	-	-	1,380,120
Common stock issuable to settle debt	-	-	-	92,664	-	-	-	92,664
Common stock subscribed for cash	-	-	-	250,000	-	-	-	250,000
Comprehensive loss for the period	-	-	-	-	-	(2,699,436)	41,649	(2,657,787)

Balance, February 28, 2021	85,305,780	8,531	14,308,501	472,616	-	(11,803,864)	(481,543)	2,504,241

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Statement of Cash Flows (Expressed in US dollars)

	For the Six Months Ended February 28, 2021	For the Six Months Ended February 29, 2020
	$	$
Cash provided by (used in):

Operating activities
Net loss for the period	$(3,895,298)	$(1,494,436)
Adjustment to net loss for the period for non-cash items
Accretion	193,661	44,416
Amortization	366,021	33,980
Loss on debt extinguishment	90,180	-
Write-off of receivables	-	55,983
Loss on termination of lease	65,566	-
Stock-based compensation	1,380,120	-
Changes in non-cash working capital balance:
Increase in other receivables	-	(75,584)
Decrease (increase) in prepaid expenses	34,179	(21,096)
Increase in due from related parties	(11,738)	(14,185)
Increase in accounts payable and accrued liabilities	95,637	28,362
Increase in inventory	(51,388)	-
	(1,733,060)	(1,442,560)
Investing activities
Refund (payment) of deposits	129,897	(504,866)
Purchase of property, plant and equipment	(33,209)	(32,190)
Cash obtained from acquisition of assets	-	12,894
	96,688	(524,162)
Financing activities
Proceeds of convertible notes	1,186,892	588,000
Repayment of finance lease obligations	(16,315)	-
Proceeds from the issuance of common stock	250,000	276,000
Proceeds for subscriptions of stock issuable	250,000	200,000
	1,670,577	1,064,000

Effect of exchange rate on changes of cash	20,732	4,136
Increase (decrease) in cash	54,937	(902,722)
Cash, beginning of period	94,047	1,080,882
Cash, end of period	$148,984	$178,160

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest paid	$225,679	$-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern

	a)	Nature of operations

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (formerly Medicolombia’s Cannabis S.A.S) (“Allied Colombia”).

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

	c)	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 28, 2021 of $3,895,298, has generated minimal revenue and as at February 28, 2021 has a working capital deficit of $3,676,198. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements, refer to note 14 for details.

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2021, and the results of its operations for the three and six months ended February 28, 2021, and cash flows for the six months ended February 28, 2021. The results of operations for the period ended February 28, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 28, 2021 and August 31, 2020.

c)	Property, plant and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property, plant and equipment over their estimated useful lives at the following annual rates and methods:

Farm facility and equipment	1 - 10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

	d)	Inventory

Inventory is comprised of raw materials, and work-in-progress. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity.

Inventory costs include pre-harvest costs. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. As of February 28, 2021 and August 31, 2020, the Company does not have material harvested cannabis inventory.

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s balance sheets, statements of net loss and comprehensive loss and statements of cash flows.

	e)	Intangible assets

At February 28, 2021 and August 31, 2020, intangible assets include licenses which are being amortized over their estimated useful lives of 10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. The licenses have been amortized from the date of acquisition.

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

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

The Company assessed the functional currency for Allied Colombia, a wholly-owned subsidiary acquired by the Company on February 18, 2020 to be the Colombian peso.

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

	i)	Research and development costs

Research and development costs are expensed as incurred.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

	j)	Revenue recognition

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

For the six months ended February 28, 2021, the Company generated sales of $5,260.

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

For certain of the Company’s financial instruments, including accounts payable, due from related parties, notes and loans payable, the carrying amounts approximate their fair values due to the short maturities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 28, 2021 and August 31, 2020 other than cash.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 28, 2021, are of significance or potential significance to the Company.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

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

4.	Inventory

Inventory is comprised of the following items:

	February 28, 2021	August 31, 2020

Raw materials	$27,680	$52,585
Work in progress	76,292	-
Total inventory	$103,972	$52,585

5.	Deposits and advances

	February 28, 2021	August 31, 2020

a) Towards the purchase of prefabricated buildings	$2,585,540	$2,600,720
b) Refundable deposits towards future land acquisitions	-	174,030
c) Vitalis equipment deposit	233,496	233,496
Other	10,250	-
Total deposits and advances	$2,829,286	$3,008,246

a)	In 2019, the Company entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At February 28, 2021, Company had deposits of $2,585,540 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of February 28, 2021, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)	At February 28, 2021, the Company has entered into two purchase and sale agreements to acquire land as described in note 15(a). At February 28, 2021, Company had deposits totaling $Nil (August 31, 2020 - $174,030).

c)	At February 28, 2021 and August 31, 2020, the Company had paid $233,496 to purchase equipment as described in Note 15(b). At February 28, 2021, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

6.	Property, plant and equipment

At February 28, 2021, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2020	$136,114	$79,956	$3,161	$6,000	$225,231
Additions	14,303	11,118	7,788	-	33,209
Transfer	(144,735)	144,735	-		-
Foreign exchange	4,523	5,730	134	196	10,583
November 30, 2020	$10,205	$241,539	$11,083	$6,196	$269,023

Accumulated depreciation
August 31, 2020	$-	$2,211	$-	$-	$2,211
Additions	-	33,309	1,330	516	35,155
Foreign exchange	-	2,735	6	2	2,743
November 30, 2020	$-	$38,255	$1,336	$518	$40,109

Net book value
August 31, 2020	$136,114	$77,745	$3,161	$6,000	$223,020
November 30, 2020	$10,205	$203,284	$9,747	$5,678	$228,914

As of February 28, 2021, the construction in process has not been in use.

7.	Intangible assets

At February 28, 2021, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	February 28, 2021 Net carrying value $	August 31, 2020 Net carrying value $

Cannabis licenses	5,435,334	(408,526)	(794,724)	(1,113,972)	3,118,112	3,300,000
	5,435,334	(408,526)	(794,724)	(1,113,972)	3,118,112	3,300,000

On February 17, 2020, the Company acquired $5,435,334 of licenses as part of the acquisition of Medicolumbia. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company has recorded amortization of these licenses of $169,954 and $330,866 for the three and six months ended February 28, 2021, respectively.

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

The Company did not have any leases until the acquisition of Allied Colombia during the year ended August 31, 2020. The acquisition resulted in the addition of $82,398 of operating lease assets and liabilities.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

8.	Leases (continued)

The Company entered into an agreement to lease the land described in Note 4(b) and 14(a) with a commencement date of June 1, 2020. The lease requires the Company to make monthly payments of $4,501 (CAD$5,870) per month. The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately $920,000 (CAD$1,200,000).Effective November 1, 2020, the Company terminated the lease. Pursuant to ASC 842-20 upon the termination of the lease, the Company derecognized the lease related asset and liability and included any consideration paid or received upon termination that was not already included in the lease payments in the gain or loss on termination of the lease.After recording the proceeds from the landlord and derecognizing the capitalized building costs as well as the right of use asset and liability, the Company recorded a loss of $65,565 on the termination of the lease.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term.For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term.ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At February 28, 2021, the Company did not have any finance leases.

At February 28, 2021, the weighted average remaining operating lease term was 9.00 years and the weighted average discount rate associated with operating leases was 15%.

The Components of lease expenses were as follows:

$

Operating lease cost:
Amortization of right-of-use assets	4,543
Interest on lease liabilities	12,413

Total operating lease cost	16,956

The following table provides supplemental cash flow and other information related to leases for the six months ended February 28, 2021:

$
Lease payments	16,315

Supplemental balance sheet information related to leases as of February 28, 2021 are as below:

$
Cost	387,573
Accumulated amortization	(9,627)
Lease termination	(299,089)
Foreign exchange	(5,099)

Net carrying value at February 28, 2021	73,758

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

8.	Leases (continued)

Future minimum lease payments related to lease obligations are as follows:

$

2021	7,457
2022	14,915
2023	14,915
2024	14,915
Thereafter	83,272

Total minimum lease payments	135,474

Less: amount of lease payments representing effects of discounting	(61,716)

Present value of future minimum lease payments	73,758

Less: current obligations under leases	(4,127)

Lease liabilities, net of current portion	69,631

9.	Loan payable

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 5(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020, and will make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. During the three months ended February 28, 2021, the Company amended the loan agreement to extend the repayment due date to May 20, 2021. During the six months ended February 28, 2021, the Company paid interest in the amount of $225,679.

10.	Convertible notes payable

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

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2021, the conversion features and warrants would not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

10.	Convertible notes payable (continued)

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

10.	Convertible notes payable (continued)

The extended convertible notes had a total carrying value of $400,000. As the common shares were issued as consideration for extending the convertible notes, the fair value of the common share of $110,000 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $110,000 and as the common shares had not been issued as of February 28, 2021 and have been recorded as common shares issuable.

As at February 28, 2021, the Company has recorded accrued interest of $26,575, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

b)

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 (the “Note”) and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after March 27, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2021, the conversion features and warrants do not meet derivative classification.

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

As at February 28, 2021, the Company has recorded accrued interest of $6,803, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

c)

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 (the “Note”) and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after April 23, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

10.	Convertible notes (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2021, the conversion features and warrants do not meet derivative classification.

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

As at February 28, 2021, the Company has recorded accrued interest of $1,288, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

d)

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 (the “Note”) and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after May 9, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2021, the conversion features and warrants do not meet derivative classification.

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

As at February 28, 2021, the Company has recorded accrued interest of $2,566, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

10.	Convertible notes payable (continued)

e)

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 (the “Note”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $457,436 and $142,564 respectively. The effective conversion price was then determined to be $0.95. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $457,436 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $22,564 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at February 28, 2021, the Company has recorded accrued interest of $14,466, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

f)

On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2021, the conversion features do not meet derivative classification.

As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”). As at February 28, 2021, the Company has recorded accrued interest of $4,274, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

11.		Equity

During the six months ended February 29, 2020:

Pursuant to the Acquisition described in Note 1, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 shares of common stock.

On September 9, 2019, the Company returned 4,500,000 common shares to treasury and reserved for acquisition of Allied Colombia. On February 14, 2020, the 4,500,000 common shares were re-issued to the previous shareholders of Allied Colombia with a fair value of $4,500,000.

On December 1, 2019, the Company issued 130,000 common shares at $0.50 per share, for which gross cash proceeds of $265,000 had previously been received.

On January 21, 2020, the Company issued 240,000 common shares at $1.25 per share for total net proceeds of $276,000 in cash.

During the six months ended February 28, 2021:

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

In connection with the extension of convertible notes payable, as of February 28, 2021, the Company has common stock issuable of $129,952 (August 31, 2020 - $19,952).

At February 28, 2021, the Company had received $250,000 for the purchase of 500,000 common shares which were issued subsequent to February 28, 2021.

At February 28, 2021, the Company had agreed to settle $112,484 of accounts payable through the issuance of 107,044 common shares with a fair value of $92,664 which resulted in a gain on settlement of debt of $19,820. The shares were issued subsequent to February 28, 2021.

12.		Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

	a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	February 28, 2021	August 31, 2020

Consulting fees and benefits	$221,213	$310,220

b)	Amounts due to/from related parties

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

12.	Related party transactions and balances (continued)

	February 28, 2021	August 31, 2020

CEO and Director	$(46,525)	$(12,588)
COO and Director	(86,273)	(42,059)
An entity controlled by the CFO	(13,327)	(10,797)
An entity controlled by a director	-	(5,142)
	$(146,125)	$(70,586)

As of February 28, 2021, the Company advanced $11,738 to related parties for future expenses. As of February 28, 2021, the Company had $146,125 (August 31, 2020 - $70,586) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

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

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

13.	Financial risk factors (continued)

February 28, 2021
Balance in Canadian dollars:
Cash and cash equivalents	$-
Accounts payable	(393,478)
Net exposure	(393,478)
Balance in US dollars:	$(308,810)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $30,881 for the six months ended February 28, 2021 (February 29, 2020 – $4,860).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

February 28, 2021
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$51,687,241
Accounts payable	(5,356,061,524)
Net exposure	(5,304,374,282)
Balance in US dollars:	$(740,719)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $74,072 for the three months ended February 28, 2021 (February 29, 2020 - $2,731).

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

The total commitment for the two parcels of land are CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020. On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030. On November 1, 2020, the lease agreement was terminated.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

15.	Commitments (continued)

In November 2019, the board of directors determined the Company would not close on Lot 2 as the parcel of land will not be required for future operations. As a result, the Company does not have a commitment to pay the value of CAD$953,700 for the land and will eligible to receive or assign the initial refundable deposit of CAD$10,000. During the year ended August 31, 2020, this contract of purchase and sale for LOT 2 – 8999 Jim Bailey Road was assigned to another non-related party.

b)

On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at its operation in Colombia. The equipment has a value of CAD$658,260. The terms of the agreement require the Company to pay the full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At February 28, 2021, the $233,496 (Note 5(c)) has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

c)

As of February 28, 2021, the Company recorded a contingent liability of $536,727 for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheets.

16.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2020	560,000	1.25
Issued	469,513	1.25
Expired	(240,000)	1.25
Balance, February 28, 2021	789,513	1.25

As at February 28, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

320,000	1.25	October 31 2021
130,673	1.25	September 29, 2022
30,090	1.25	October 16, 2022
68,750	1.25	November 11, 2020
240,000	1.25	November 27, 2020

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

17.	Stock Options

On February 1, 2021, the Company granted 4,900,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 1,200,000 options are exercisable at $0.825 per share and 3,700,000 exercisable at $0.75 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.77 per share. During the six months ended February 28, 2021, the Company recorded stock-based compensation of $1,380,120 on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2020	–	–	–	–

Granted	4,900,000	0.77	4.93

Outstanding, February 28, 2021	4,900,000	0.77	4.93	1,086,000
Exercisable, February 28, 2021	1,633,333	0.77	4.93	362,000

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended February 28, 2021	Six Months Ended February 29, 2020

Expected dividend yield	0%	-
Expected volatility	182%	-
Expected life (in years)	5	-
Risk-free interest rate	0.42%	-

At February 28, 2021, there was $2,150,832 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

18.	Non-cash activities

	For the Six Months Ended February 28, 2021	For the Six Months Ended February 29, 2020
Non-cash activities:
Common stock issued pursuant to asset acquisitions	-	4,500,000
Debt settled with shares issuable	112,484	-
Beneficial conversion feature	176,328	129,533
Relative fair value of warrants issued with convertible note	275,691	117,533
Original debt discount against convertible notes	-	12,000
Net liabilities acquired in Medicolombias Acquisition	-	(222,837)
Relative fair value of shares issued on modification of convertible notes	110,000	-

19.	Segment disclosure

The Company has two operating segments including:

a)	Allied Columbia SAS, a Columbian based company through which the Company intends to commence commercial production in Colombia. (Allied Colombia)

b)	Allied Corp. which consists of the rest of the Company’s operations. (Allied)

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the Allied reporting segment in one geographical area (Canada), and the Allied Colombia reporting segment in one geographical area (Colombia).

Financial statement information by operating segment for the three months ended February 28, 2021 is presented below:

	Allied $	Allied Colombia $	Total $
Net sales	1,060	-	1,060
Net loss	(2,186,773)	(512,663)	(2,699,436)
Accretion	138,178	-	138,178
Depreciation and amortization	-	196,341	196,341
Total assets as of February 28, 2021	2,782,106	3,757,847	6,539,953

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

19.	Segment disclosure (continued)

Financial statement information by operating segment for the six months ended February 28, 2021 is presented below:

	Allied $	Medicolombia $	Total $
Net Sales	5,260	-	5,260
Net loss	(3,055,772)	(839,526)	(3,895,298)
Accretion	193,661	-	193,661
Depreciation and amortization	-	366,021	366,021

Financial statement information by operating segment for the three months ended February 29, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net loss	(997,484)	(38,785)	(1,036,269)
Accretion	44,417	-	44,417
Depreciation and amortization	-	33,980	33,980

Financial statement information by operating segment for the six months ended February 29, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net loss	(1,455,651)	(38,785)	(1,494,436)
Accretion	44,417	-	44,417
Depreciation and amortization	-	33,980	33,980

Geographic information for the six months ended and as at February 28, 2021 is presented below:

	Revenues $	Total Assets $

Canada	5,260	2,782,106
Colombia	-	3,757,847
Total	5,260	6,539,953

ALLIED CORP. Notes to the unaudited condensed consolidated financial statements February 28, 2021 (Expressed in US dollars)

20.	Subsequent events

a)

On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) for $85,500 in cash and 200,000 common shares of the Company. In March 2021, the Company issued a promissory note in the amount of $85,500 to the shareholders of PSF. As of April 14, 2021, the promissory note remains unpaid. The Company has not received any common shares of PSF. The transaction has not been closed.

b)

On March 26, 2021, the Company issued a convertible note with a face value of $18,000 and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for one year. The note bears interest at 10% per annum and is due on demand on September 26, 2021.The note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

c)

On March 26, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for one year. The note bears interest at 10% per annum and is due on demand on September 26, 2021. The note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

d)

On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities.

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of April 14, 2021, the Company has not issued any considerations under the APA. The Company has not received any assets outlined in the APA. The asset purchase has not been closed.

Concurrent with the APA, the Company entered into a services agreement (the “Services Agreement”) and a land lease agreement (the “Lease Agreement”) with the seller of the Licenses. Pursuant to the Services agreement the seller of the licenses will provide consulting services to the Company in exchange for the reimbursement of expenses incurred.

Pursuant to the Lease Agreement, the Company leased land in North Las Vegas to accommodate an approximately 9,000 square foot building to be used for the cultivation, marketing or sale of cannabis for a period of 25 years. Lease payments shall commence on the date which the first cannabis plant is planted, and monthly lease payments are as follows:

•	$1,500 per month for the first five years.
•	$1,800 per month for years 6 to 10 of the lease.
•	$2,025 per month for years 11 to 15 of the lease.
•	$2,280 per month for years 16 to 20 of the lease.
•	$2,565 per month for years 21 to 25 of the lease.

In addition, for the term of the lease, the Company shall pay the landlord 50% of the net operating income derived from the cannabis cultivation operation located at the leased premises.

e)	Subsequent to February 28,, 2021, the Company received proceeds of $175,000 for the purchase of 350,000 common shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the three months ended February 29, 2020 and February 28, 2021.

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

In the United States market, Allied’s wholly owned subsidiary Tactical Relief LLC has signed a 25-year land lease in the Las Vegas area with Marapharm Las Vegas LLC, a wholly owned subsidiary of Fiore Cannabis. This land has ample space to install Allied’s building and further space for future expansion. Further, Allied’s wholly owned subsidiary, Allied US Natural Health Products LLC, a Nevada limited liability company has entered into an asset purchase agreement with Marapharms for the purchase of a Nevada State US-based cannabis license. US Natural Health Products LLC, has signed a master services agreement with Marapharms to operate the facility. Marapharms will manage all activities that involve touching the plant. This includes all activities and actions needed to operate and manage the facility and equipment and perform all cannabis cultivation, production, sales and distribution activities. Allied Corp has sought expert legal opinion regarding corporate structuring in order to structure these agreements such that Allied Corp, as a publicly traded company, will not directly own nor engage in any activities that involve touching the plant. Allied has completed the construction of a $3.5 million, approximate 9,000 square foot, GMP-complaint facility that is ready to be deployed from the Las Vegas site. The building has ample space for cannabis cultivation and research as well as large scale product packaging and fulfillment.

Allied has expanded internationally into South America via acquisitions of national license holders in Colombia. As a research and development company, Allied’s focus is on creating and providing targeted cannabinoid health solutions for today’s medical issues. One of our top R&D priorities is developing effective Post Traumatic Stress Disorder (PTSD)/Post Traumatic Stress Injury (PTSI) solutions.

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

Effects of COVID-19

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

These interim unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2021, and the results of its operations for the three and six months ended February 28, 2021, and cash flows for the six months ended February 28, 2021. The results of operations for the period ended February 28, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 28, 2021 and August 31, 2020.

c) Property and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates and methods:

Farm facility and equipment	1- 10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

d) Inventory

Inventory is comprised of raw materials, and work-in-progress. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity.

Cannabis: Inventory costs include pre-harvest, costs. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead.

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s balance sheets, statements of net loss and comprehensive loss and statements of cash flows.

e) Intangible assets

At February 28, 2021 and August 31, 2020, intangible assets include licenses which are being amortized over their estimated useful lives of 10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. The licenses have been amortized from the date of acquisition.

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

The Company assessed the functional currency for Allied Colombia S.A.S, a wholly-owned subsidiary acquired by the Company on February 18, 2020 to be the Colombian peso.

The functional currency for Tactical Relief LLC is the U.S. dollar.

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

For the six months ended February 28, 2021, the Company generated sales of $5,260.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 28, 2021 and August 31, 2020 other than cash.

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

r)  Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended February 28, 2021, are of significance or potential significance to the Company.

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

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 28, 2021 of $3,895,298, has generated minimal revenue and as at February 28, 2021 has a working capital deficit of $3,676,198. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months Ended February 28, 2021 compared to the Three Months Ended February 29, 2020

Sales and Revenue

For the three-month period ended February 28, 2021 we had $1,060 in revenue. We had no revenue for the three-month period ended February 29, 2020. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended February 28, 2021 totaled $2,582,138. Operating expenses for the three-month period ended February 28, 2021 is principally related to $1,380,120 in share-based compensation in connection with the development of our products. Operating expense also consisted of office and miscellaneous expense of $436,017, professional fees of $242,148 and interest expense of $145,588. Operating expenses for the three-month period ended February 29, 2020 totaled $935,869. The increase in operating expense during the quarter ended February 28, 2021 is principally the result of an increase in share-based compensation of $1,380,120 which was necessary to develop our product lines. Other operating expenses for the three-month period ended February 29, 2020 was office and miscellaneous expense of $268,578 and professional fees of $192,802.

Net Loss

As a result of the changes described above, net loss from operations after income taxes increased to $2,699,436 during the three months ended February 28, 2020 compared to $1,036,269 during the three-month period ended February 29, 2020.

Comparison of Unaudited Results for the Six Months Ended February 28, 2021 compared to the Six Months Ended February 29, 2020

Sales and Revenue

For the six-month period ended February 28, 2021 we had $5,260 in revenue. We had no revenue for the six-month period ended February 29, 2020. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the six-month period ended February 28, 2021 totaled $3,446,152. Operating expenses for the six-month period ended February 28, 2021 is principally related to $1,380,120 in share-based compensation in connection with the development of our products. Operating expense also consisted of office and miscellaneous expense of $541,829, professional fees of $372,779 and interest expense of $258,428. Operating expenses for the six-month period ended February 29, 2020 totaled $1,394,036. The increase in operating expense during the quarter ended February 28, 2021 is principally the result of an increase in share-based compensation of $1,380,120 which was necessary to develop our product lines. Other operating expenses for the six-month period ended February 29, 2020 was office and miscellaneous expense of $349,549 and professional fees of $339,350. The overall increase in operating expenses during the six-month period ended February 28, 2021 is the result of acquisitions, a change of business and an increase in business activities.

Net Loss

As a result of the changes described above, net loss from operations after income taxes increased to $3,895,298 during the six months ended February 28, 2021 compared to $1,494,436 during the six-month period ended February 29, 2020.

Liquidity and Capital Resources

As of February 28, 2021, the Company had $289,883 in current assets, consisting of $148,984 in cash, $103,972 in inventory, $11,738 in receivables and $25,189 in prepaid expenses. Other assets mainly include deposits and advances of $2,829,286 (principally related to our cannabis cultivation building to be located in Nevada), property plant and equipment of $228,914 and intangible assets of $3,118,112 Our intangible assets are cannabis licenses.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes. The Company has recently entered into an agreement with a broker-dealer to complete a public offering of shares.

Convertible Notes

On January 23, 2020, the Company issued two convertible notes with principal amounts of $400,000 and $200,000, respectively, with a total face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The notes initially matured on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On July 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, beginning on July 1, 2020, the convertible notes bear simple interest at 5% per annum. The maturity date of the convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the convertible note holders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2021. Each note holder received 8,000 common shares and 160,000 warrants.On November 1, 2020, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 100,000 common shares of the Company. Each note holder will receive 50,000 common shares.Finally on April 8, 2021, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before September 30, 2022. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 28,268 common shares of the Company.

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after March 27, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share.

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after April 23, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after May 9, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

On January 7, 2021, the Company issued a convertible note with a face value of $300,000. The Note bears interest at 10% per annum and is due on demand after November 27, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

On March 26, 2021, the Company issued a convertible note with a face value of $18,000 and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum and is due on demand on September 26, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

On March 26, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum and is due on demand on September 26, 2021.The Note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

Equity Transactions

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

On February 15, 2021 the Company issued 66,146 shares to three accredited investors in consideration for foregiveness of debt of $66,146.

On February 25, 2021 the Company issued 100,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $0.50 per share for gross cash proceeds of $50,000.

On March 4, 2021 the Company issued 25,000 shares to an affiliate of the Company in consideration for foregiveness of debt of $25,000

On March 8, 2021 the Company issued 19,898 shares to an affiliate of the Company investor in consideration for foregiveness of debt of $19,898.

On March 22, 2021 the Company issued 100,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $0.50 per share for gross cash proceeds of $50,000.

On April 6, 2021 the Company issued 250,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $0.50 per share for gross cash proceeds of $125,000.

Future Financing

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

Capital Expenditures

As of February 28, 2021 the company had purchased property plant and equipment of $228,914 and paid net cash of $2,829,286 in deposits for an asset acquisition. As of August 31, 2020, the Company purchased property plant and equipment of $223,020 and paid net cash of $3,008,246 in deposits and advances for an asset acquisition.

MediColombias Acquisition (Colombia Licensed Producer)

On August 29, 2019, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Dorson Commercial Corp. (“Dorson”) as the sole owner of Baleno Ltd. to purchase all of the issued and outstanding shares of Baleno Ltd., the sole owner of Allied Colombia S.A.S. (previously Medicolombia Cannabis S.A.S.) (“Allied Colombia”). Allied Colombia is based in Colombia with a full set of licenses and a lease agreement in place to begin production on a 5 hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

This acquisition includes a team of experts and significant expenditures spent on an irrigation holding pond, security towers, fencing, etc. to meet the Colombia minister of justice and minister of agriculture requirements.

Pursuant to the agreement the Company acquired all of the issued and outstanding shares of Allied Colombia in exchange for $700,000 and 4,500,000 shares of Allied. The Company closed and completed the acquisition on February 17, 2020.

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd.

On November 6, 2018, the Company through AM Biosciences signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna, British Columbia, Canada. The land is zoned I2 General Industrial and allow for “Cannabis Production Facilities” as a principal use.

The total commitment for the two parcels of land is CAD$1,942,250 (US$1,457,367) (Lot 1 - $988,550, Lot 2 - CAD$953,700). During the year ended August 31, 2019, the Company executed several “offer to purchase amendments” to defer the assignment and close of the two parcels of land. On November 11, 2019, the Company executed an additional offer to purchase amendment to extend the assignment and close of the land parcels no later than February 10, 2020 and there was an additional amendment to extend the close of the purchase to May 2020.On May 7, 2020, the Company assigned the purchase of Lot 1 to a third party. In June 2020, the Company entered into a lease agreement to lease Lot 1 from the third party for an annual rent of CAD$70,442 for 10 years commencing June 1, 2020 until May 31, 2030.

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

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building.We anticipate being able to extract and produce additional strain development in this building beginning June 1, 2021.The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At February 28, 2021, Company had deposits of $2,829,286 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of February 28, 2021, the Company had not yet received the building and the amounts have been recorded as deposits.

United States Footprint in Las Vegas, Nevada

On or about March 30, 2021 the Company’s wholly owned subsidiary Tactical Relief, LLC, a Delaware limited liability company, entered into a 25-year land lease in the Las Vegas area (the “Land Lease”) with a wholly-owned subsidiary of FIORE Cannabis, Marapharm Las Vegas, LLC, a Nevada limited liability company (“Marapharm”). This land has ample space to install Allied’s building and further space for future expansion. Allied has completed the construction of an approximate $3.5 million, 9,000 square foot, GMP-complaint facility that is ready to be deployed from the Las Vegas construction factory to this land location. The building has ample space for cannabis cultivation and research as well as large scale product packaging and fulfillment. This building will be deployed to the location in the Las Vegas area and is ready for production.

In addition, the Company’s wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into an asset purchase agreement (the “Asset Purchase Agreement”) for the purchase of a Nevada State US-based cannabis license from Marapharm. As Nevada is not issuing any new licenses this asset is a key piece of Allied’s business plan and international vertifically integrated supply chain. The Asset Purchase Agreement provides for a purchase price of $1,500,000, payable $150,000 within 45 days and the balance paid pursuant to a promissory note (the “Promissory Note”) from 50% of the net operating income from the facility.

Allied US Products LLC, also entered into a master services agreement (the “Services Agreement”) with Marapharm, a Nevada registered company that has the required licenses to operate the facility and will manage all activities that involve touching the plant. This includes all activities and actions needed to operate and manage the facility and equipment, as well as, perform all cannabis cultivation, production, sales and distribution activities. Allied Corp has sought expert legal opinion regarding corporate structuring in order to structure these agreements such that Allied Corp, as a publicly traded company, will not directly engage in any activities that involve touching the plant.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $11,803,864 at February 28, 2021 and a net loss of $3,895,298 for the six months ended February 28, 2021.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of convertible notes and equity securities. In addition, the Company has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of February 28, 2021, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period from August 31, 2020 through February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, in March 2019, Mr. Calum Hughes and each of Mr. Zelen and Mr. Weinkauf entered into an agreement for the sale of 6,250,000 shares of common stock of AM Biosciences to be sold to Mr. Zelen and Mr. Weinkauf from Mr. Calum Hughes for $0.0001cents each (the “Repudiated Shares”). These were issued back to Calum Hughes after the non-payment and issuance of a letter of acceptance of repudiation in April 2020. (the “Repudiation Letter”).As part of the settlement, each of Mr. Zelen and Mr. Weinkauf acknowledged and accepted the repudiation letter.

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

Pursuant to the original settlement with Mr. Davidson, Allied agreed to pay through his counsel a total of USD$15,000 as a flat fee settlement cash portion payable on or before October 31, 2020. This was paid during the period ending February 28, 2021.

In addition, each of the defendants agreed to certain confidentiality and non-solicitation covenants in addition to other terms.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 15, 2021 the Company issued 66,146 shares to three accredited investors in consideration for foregiveness of debt of $66,146.

On February 25, 2021 the Company issued 100,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $0.50 per share for gross cash proceeds of $50,000.

On March 4, 2021 the Company issued 25,000 shares to an affiliate of the Company in consideration for foregiveness of debt of $25,000

On March 8, 2021 the Company issued 19,898 shares to an affiliate of the Company investor in consideration for foregiveness of debt of $19,898.

On March 22, 2021 the Company issued 100,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $0.50 per share for gross cash proceeds of $50,000.

On April 6, 2021 the Company issued 250,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $0.50 per share for gross cash proceeds of $125,000.

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

Allied Corp. (Registrant)

Date: April 14, 2021	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director Principal and Executive Officer

Date: April 14, 2021	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

