Form 10-Q
period 2021-05-31
Allied Corp.
filed 2021-07-20
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

_________________________________________________________

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

As of July 19, 2021, there were 80,308,867 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at May 31, 2021 (unaudited) and August 31, 2020	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended May 31, 2021 and May 31, 2020 (unaudited)	5

Condensed consolidated interim statements of stockholders’ equity (deficit) for the three and nine months ended May 31, 2021 and May 31, 2020 (unaudited)	6-8

Condensed consolidated interim statements of cash flows for the nine months ended May 31, 2021 and May 31, 2020 (unaudited)	9

Notes to the unaudited condensed consolidated interim financial statements	10

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	May 31, 2021	August 31, 2020

	(Unaudited)
Assets
Current assets
Cash	$822,586	$94,047
Inventory (Note 4)	299,379	52,585
Other receivables	4,487	-
Amounts due from related parties (Note 12)	11,498	-
Prepaid expenses	436,608	51,682
Total current assets	1,574,558	198,314

Deposits and advances (Note 5)	2,968,516	3,008,246
Right-of-use assets (Note 8)	71,295	374,997
Property, plant and equipment (Note 6)	209,269	223,020
Intangible assets (Note 7)	2,888,583	3,300,000
Total assets	$7,712,221	$7,104,577

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,551,666	$1,396,495
Current portion of lease liabilities (Note 8)	4,196	17,073
Loan payable (Note 9)	1,596,522	1,253,772
Convertible notes payable (Note 10)	1,678,191	400,000
Total current liabilities	4,830,575	3,067,340

Lease liabilities, net of current portion (Note 8)	67,099	333,073
Total liabilities	$4,897,674	$3,400,413

Stockholders’ equity
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 78,662,201 shares issued and outstanding (85,105,780 – par value $0.0001 – August 31, 2020)	7,866	8,511
Treasury stock	707	-
Additional paid in capital	16,909,381	12,226,382
Common stock issuable	943,268	19,952
Accumulated deficit	(14,557,353)	(7,908,566)
Accumulated other comprehensive loss	(489,332)	(642,115)

Total stockholders’ equity	2,814,547	3,704,164
Total liabilities and stockholders’ equity	$7,712,221	$7,104,577

Nature of operations and going concern (Note 1)

Commitments (Note 15)

Subsequent events (Note 21)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended May 31, 2021	For the Three Months Ended May 31, 2020	For the Nine Months Ended May 31, 2021	For the Nine Months Ended May 31, 2020
Revenues
Sales	$-	$-	$5,260	$-

Expenses
Amortization	117,851	263,885	483,872	297,865
Charitable donations	-	51,930	15,000	151,473
Consulting fees	232,651	262,152	724,386	753,666
Stock-based compensation	696,103	-	2,076,223	-
Foreign exchange	27,535	(53,314)	11,279	(57,233)
Interest expense	153,942	-	412,370	-
Office and miscellaneous	721,234	338,849	1,035,806	689,316
Production costs	-	-	227,257	-
Professional fees	223,106	161,680	595,885	501,030
Rent	6,331	9,884	37,221	18,824
Research and development	-	-	-	8,009
Travel	728	48,787	6,334	116,157
Operating expenses	2,179,481	1,083,853	5,625,633	2,479,107
Loss from operations	(2,179,481)	(1,083,853)	(5,620,373)	(2,479,107)
Other expenses
Impairment of assets (Note 16)	(245,500)	-	(245,500)	-
Loss on termination of lease	-	-	(65,565)	-
Settlement payments	-	-	(105,000)	-
Loss on debt extinguishment	(28,268)	-	(118,448)	-
Write-off of receivables	-	-	-	(54,765)
Accretion	(300,240)	(130,371)	(493,901)	(174,788)
Total other expenses	(574,008)	(130,371)	(1,028,414)	(229,553)
Net loss	(2,753,489)	(1,214,224)	(6,648,787)	(2,708,660)
Other comprehensive income (loss)

Foreign currency translation adjustments	(7,779)	17,492	152,793	23,231
Comprehensive loss	$(2,761,268)	$(1,196,732)	$(6,495,994)	$(2,685,429)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.03)

Weighted average number of common shares outstanding	78,096,032	83,717,650	82,856,781	83,164,240

The accompanying notes form an integral part of these unaudited consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury Stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance, August 31, 2019	51,200,014	$5,120	-	$-	$912,965	$24,135	$(364)	$(1,300,803)	$(30,491)	$(389,438)
Cancellation of common stock	(10,459,220)	(1,046)	-	-	1,046	-	-	-	-	-
Effect of reverse acquisition	42,027,986	4,203	-	-	3,925,542	65,092	364	-	-	3,995,201
Shares reacquired by treasury	(4,500,000)	(450)	4,500,000	450	-	-	-	-	-	-
Common stock subscribed	-	-	-	-	-	275,908	-	-	-	275,908
Comprehensive loss for the period	-	-	-	-	-	-	-	(458,167)	(5,680)	(463,847)

Balance, November 30, 2019	78,768,780	$7,827	4,500,000	450	$4,839,553	$365,135	$-	$(1,758,970)	$(36,171)	$3,417,824
Shares issued for cash	370,000	37	-	-	340,963	(341,000)	-	-	-	-
Shares issued on acquisition of assets	4,500,000	450	(4,500,000)	(450)	4,500,000	-	-	-	-	4,500,000
Share subscriptions received	-	-	-	-	-	200,000	-	-	-	200,000
Beneficial conversion feature	-	-	-	-	247,065	-	-	-	-	247,066
Comprehensive loss for the period	-	-	-	-	-	-	-	(1,036,269)	11,419	(1,024,850)

Balance, February 29, 2020	83,138,780	$8,314	-	-	$9,927,582	$224,135	$-	$(2,795,239)	$8,685	$7,340,040
Shares issued for cash	720,000	72	-	-	899,928	(200,000)	-	-	-	700,000
Shares issued for finders fees	72,000	7	-	-	(7)	-	-	-	-	-
Comprehensive loss for the period	-	-	-	-	-	-	-	(1,214,224)	17,492	(1,196,732)

Balance, May 31, 2020	83,930,780	$8,393	-	-	$10,827,556	$24,135	$-	$(4,009,463)	$26,177	$6,843,308

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income	Total
Balance, August 31, 2020	85,105,780	$8,511	$12,226,382	$19,952	$-	$(7,908,566)	$(642,115)	$3,704,164
Shares issued for cash	200,000	20	249,980	-	-	-	-	250,000
Detachable warrants issued with convertible notes payable	-	-	153,764	-	-	-	-	153,764
Shares issuable upon modification of debt	-	-	133,127	-	-	-	-	133,127
Common stock subscribed	-	-		110,000	-	-	-	110,000
Comprehensive loss for the period	-	-		-	-	(1,195,862)	118,923	(1,076,939)
Balance, November 30, 2020	85,305,780	$8,531	$12,763,253	$129,952	$-	$(9,104,428)	$(523,192)	$3,274,116
Detachable warrants issued with convertible notes payable	-	-	142,564	-	-	-	-	142,564
Beneficial conversion feature	-	-	22,564	-	-	-	-	22,564
Stock-based compensation	-	-	1,380,120	-	-	-	-	1,380,120
Common stock issuable to settle debt	-	-	-	92,664	-	-	-	92,664
Common stock subscribed for cash	-	-	-	250,000	-	-	-	250,000
Comprehensive loss for the period	-	-	-	-	-	(2,699,436)	41,649	(2,657,787)
Balance, February 28, 2021	85,305,780	$8,531	$14,308,501	$472,616	$-	$(11,803,864)	$(481,543)	$2,504,241

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury Stock		Additional		Stock		Accumulated Other
	Number of shares	Amount	Number of shares	Amount	Paid in Capital	Stock issuable	subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance, February 28, 2021	85,305,780	$8,531	-	-	$14,308,501	$472,616	$-	$(11,803,864)	$(481,543)	$2,504,241
Shares returned to treasury	(8,123,170)	(812)	8,123,170	812	-	-	-	-	-	-
Shares issued for cash	1,350,001	135	-	-	749,865	(250,000)	-	-	-	500,000
Shares issued to settle debts	142,790	14	-	-	124,396	(92,664)	-	-	-	31,746
Shares issued upon modification of debt	136,000	13	-	-	149,938	(129,952)	-	-	-	19,999
Shares issued for finders fees	800	-	-	-	-	-	-	-	-	-
Cancellation of shares for no consideration	(1,200,000)	(120)	-	-	120	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	158,903	-	-	-	-	158,903
Beneficial conversion feature	-	-	-	-	99,680	-	-	-	-	99,680
Shares re-issued for asset acquisition	200,000	20	(200,000)	(20)	160,000	-	-	-	-	160,000
Shares issuable for promissory note	100,000	10	(100,000)	(10)	90,000	-	-	-	-	90,000
Stock-based compensation	-	-	-	-	430,478	-	-	-	-	430,478
Shares issuable upon modification of debt	-	-	-	-	-	8,268	-	-	-	8,268
Common stock subscribed for cash	-	-	-	-	-	935,000	-	-	-	935,000
Shares issued for consulting services	750,000	75	(750,000)	(75)	637,500	-	-	-	-	637,500
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,753,489)	(7,779)	(2,761,268)

Balance, May 31, 2021	78,662,201	$7,866	7,073,170	$707	$16,909,381	$943,268	$-	$(14,557,353)	$(489,322)	$2,814,547

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Condensed Consolidated Interim Statement of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Nine Months Ended May 31, 2021	For the Nine Months Ended May 31, 2020
Cash provided by (used in):

Operating activities
Net loss for the period	$(6,648,787)	$(2,708,660)
Adjustments to net loss for the period for non-cash items
Accretion	493,901	174,788
Amortization	483,872	297,865
Impairment of acquired assets	245,500	-
Loss on debt extinguishment	118,448	-
Write-off of receivables	-	54,765
Loss on termination of lease	65,565	-
Stock-based compensation	2,076,223	-
Changes in non-cash working capital balance:
Increase in other receivables	(4,487)	(58,217)
Increase in prepaid expenses	(13,051)	(133,301)
Increase in deposits and advances	-	(105,839)
Increase in due from related parties	(11,498)	(14,185)
Increase in accounts payable and accrued liabilities	299,419	813,863
Increase in inventory	(199,337)	(46,839)

	(3,094,232)	(1,725,760)
Investing activities
Cash paid and advances for the acquisition of assets (Notes 1, 3 & 16)	(131,544)	(1,010,630)
Cash paid for acquisition of subsidiary	(42,750)	-
Refunds (payments) of deposits	129,897	-
Purchase of property, plant and equipment	(33,209)	(96,097)
Cash obtained from acquisition of assets	-	24,668
	(77,606)	(1,082,059)
Financing activities
Proceeds of convertible notes	1,584,892	588,000
Proceeds from loan	300,000	-
Repayment of finance lease obligations	(16,315)	(3,507)
Proceeds from the issuance of common stock	999,980	1,176,000
Proceeds for subscriptions of stock issuable	935,000	-
	3,803,557	1,760,493

Effect of exchange rate on changes of cash	96,820	5,828
Increase (decrease) in cash	728,539	(1,041,498)
Cash, beginning of period	94,047	1,080,882
Cash, end of period	$822,586	$39,384

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	338,519	-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern

	a)	Nature of operations

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of Baleno Ltd. and its wholly-owned subsidiary, Allied Colombia S.A.S (formerly Medicolombia’s Cannabis S.A.S) (“Allied Colombia”).

On March 5, 2021, the Company acquired all the issued and outstanding common shares of Pacific Sun Fungi Inc. (“PSF”) (Note 16).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

c)	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2021 of $6,648,787, has generated minimal revenue and as at May 31, 2021 has a working capital deficit of $3,256,017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements (refer to note 14 for details).

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

On January 4, 2018, the then United States Attorney General Jeff Sessions issued a memorandum to United States district attorneys (the “Sessions Memorandum”) which rescinded previous guidance from the United States Department of Justice specific to cannabis enforcement in the United States, including the Cole Memorandum. With the Cole Memorandum rescinded, United States federal prosecutors no longer have guidance relating to the exercise of their discretion in determining whether to prosecute cannabis related violations of United States federal law. Since that time, United States district attorneys have taken no legal action against state law compliant entities, and the Biden administration is generally anticipated to seek federal decriminalization of state legal cannabis activity. Nevertheless, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to the Company. The Company may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

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

The condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2021, and the results of its operations for the three and nine months ended May 31, 2021, and cash flows for the nine months ended May 31, 2021. The results of operations for the period ended May 31, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2021 and August 31, 2020.

c)	Property, plant and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property, plant and equipment over their estimated useful lives at the following annual rates and methods:

Farm facility and equipment	1 - 10 years straight-line basis

Office and computer equipment	5 years straight-line basis

Land equipment	10 years straight-line basis

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

d)	Inventory

Inventory is comprised of raw materials, work-in-progress, and finished goods. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity.

Inventory costs include pre-harvest costs or costs of purchases. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead.

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

At May 31, 2021 and August 31, 2020, intangible assets include licenses which are being amortized over their estimated useful lives of 10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. The licenses have been amortized from the date of acquisition.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

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

The Company assessed the functional currency for Allied Colombia to be the Colombian peso.

The functional currency for Baleno Ltd. (inactive), Tactical Relief LLC, Allied U.S Products LLC and PSF is the U.S. dollar.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

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

For the nine months ended May 31, 2021, the Company generated sales of $5,260.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

For certain of the Company’s financial instruments, including accounts payable, due from related parties, notes and loans payable, the carrying amounts approximate their fair values due to the short maturities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2021 and August 31, 2020 other than cash.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2021, are of significance or potential significance to the Company.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

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

4.	Inventory

Inventory is comprised of the following items:

	May 31, 2021	August 31, 2020

Raw materials	$27,175	$52,585
Work-in-progress	161,664
Finished goods	110,540	-
Total inventory	$299,379	$52,585

5.	Deposits and advances

	May 31, 2021	August 31, 2020

a) Towards the purchase of prefabricated buildings	$2,585,540	$2,600,720
b) Refundable deposits towards future land acquisitions	-	174,030
c) Vitalis equipment deposit	233,496	233,496
d) Deposit towards a license acquisition	50,000	-
Other	99,480	-
Total deposits and advances	$2,968,516	$3,008,246

a)

In 2019, the Company entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At May 31, 2021, Company had deposits of $2,585,540 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of May 31, 2021, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)

At May 31, 2021, the Company has entered into two purchase and sale agreements to acquire land as described in Note 15(a).  At May 31, 2021, Company had deposits totaling $Nil (August 31, 2020 - $174,030).

c)

At May 31, 2021 and August 31, 2020, the Company had paid $233,496 to purchase equipment as described in Note 15(b). At May 31, 2021, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

d)

At May 31, 2021 and August 31, 2020, the Company had paid $50,000 to acquire a license through an asset purchase agreement as described in Note 21(a). At May 31, 2021, the asset purchase has not been closed and the amount paid has been recorded as a deposit.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

6.	Property, plant and equipment

At May 31, 2021, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2020	$136,114	$79,956	$3,161	$6,000	$225,231
Additions	10,374	11,087	7,766	-	29,227
Transfer	(141,775)	141,775	-	-	-
Foreign exchange	1,447	3,781	(71)	70	5,227
May 31, 2021	$6,160	$236,599	$10,856	$6,070	$259,685

Accumulated depreciation
August 31, 2020	$-	$2,211	$-	$-	$2,211
Additions	-	37,332	1,663	669	39,663
Foreign exchange	-	8,574	(23)	(9)	8,542
May 31, 2021	$-	$48,117	$1,640	$660	$50,416

Net book value
August 31, 2020	$136,114	$77,745	$3,161	$6,000	$223,020
May 31, 2021	$6,160	$188,482	$9,216	$5,410	$209,269

During the nine months ended May 31, 2021, the Company had amortization expense of $7,655 reclassified to inventory production costs.

7.	Intangible assets

At May 31, 2021, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Impairment $	May 31, 2021 Net carrying value $	August 31, 2020 Net carrying value $

Cannabis licenses	5,435,334	(477,255)	(955,524)	(1,113,972)	2,888,583	3,300,000
	5,435,334	(477,255)	(955,524)	(1,113,972)	2,888,583	3,300,000

On February 17, 2020, the Company acquired $5,435,334 of licenses as part of the acquisition of Medicolumbia. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company has recorded amortization of these licenses of $160,780 and $491,666 for the three and nine months ended May 31, 2021, respectively. During the nine months ended May 31, 2021, the Company had amortization of licenses of $39,802 reclassified to inventory production costs.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

8.	Leases (continued)

The Company entered into an agreement to lease the land described in Note 5(b) and 15(a) with a commencement date of June 1, 2020. The lease requires the Company to make monthly payments of $4,501 (CAD$5,870) per month.  The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately $920,000 (CAD$1,200,000).  Effective November 1, 2020, the Company terminated the lease. Pursuant to ASC 842-20 upon the termination of the lease, the Company derecognized the lease related asset and liability and included any consideration paid or received upon termination that was not already included in the lease payments in the gain or loss on termination of the lease.  After recording the proceeds from the landlord and derecognizing the capitalized building costs as well as the right of use asset and liability, the Company recorded a loss of $65,565 on the termination of the lease.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term.  ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.  At May 31, 2021, the Company did not have any finance leases.

At May 31, 2021, the weighted average remaining operating lease term was 8.84 years and the weighted average discount rate associated with operating leases was 15%.

The Components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	5,480
Interest on lease liabilities	15,133

Total operating lease cost	20,613

The following table provides supplemental cash flow and other information related to leases for the nine months ended May 31, 2021:

$
Lease payments	19,998

Supplemental balance sheet information related to leases as of May 31, 2021 are as below:

$
Cost	387,573
Accumulated amortization	(10,560)
Lease termination	(299,115)
Foreign exchange	(6,603)

Net carrying value at May 31, 2021	71,295

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

8.	Leases (continued)

Future minimum lease payments related to lease obligations are as follows:

$

2021	3,650
2022	14,610
2023	14,610
2024	14,610
Thereafter	81,570

Total minimum lease payments	129,050

Less: amount of lease payments representing effects of discounting	(57,755)

Present value of future minimum lease payments	71,295

Less: current obligations under leases	(4,196)

Lease liabilities, net of current portion	67,099

9.	Loans payable

a)

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 5(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020, and will make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. During the nine months ended May 31, 2021, the Company amended the loan agreement to extend the repayment due date to May 20, 2021. During the nine months ended May 31, 2021, the Company paid interest in the amount of $338,519.

b)

On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of PSF in consideration for the issuance of a promissory note of $85,500 and 200,000 the Company’s common shares with a fair value of $160,000 (Note 16).  The note is non-interest bearing and is due 10 days after demand.  During the nine months ended May 31, 2021, the Company paid $42,750 towards the promissory note, leaving a balance owing of $42,750.

c)

On March 1, 2021, the Company entered into a $300,000 promissory note with simple interest of 10% per annum. The note matures on June 1, 2021.  As additional compensation the Company issued 100,000 shares of SECFAC Exchange Corp. with a fair value of $90,000, which was treated as discount on the promissory note. During the nine months ended May 31, 2021, the accretion on the promissory note totaled $90,000.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes payable (continued)

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

The relative fair values of the convertible note and the warrants were $470,467 and $117,533 respectively. The effective conversion price was then determined to be $0.98. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $115,383 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $108,100 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $364,517. The beneficial conversion feature of $115,383, the original issue discount of $12,000 and the relative fair value of the warrants of $108,100 discounted the carrying value of the convertible debt on the date of issue. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method. On June 30, 2020, the Company repaid $200,000 of the $600,000 note which left $200,000 outstanding on each note.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes payable (continued)

ii.	Second Modification:

On November 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 100,000 common shares of the Company. Each note holder received 50,000 common shares.

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

The extended convertible notes had a total carrying value of $400,000. As the common shares were issued as consideration for extending the convertible notes, the fair value of the common share of $110,000 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $110,000.

iii.	Third Modification:

On March 31, 2021, the Company entered into amendments to the convertible notes. Pursuant to the amendments, beginning on April 1, 2021, the convertible notes bear simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 20,000 common shares of the Company. Each note holder received 10,000 common shares.

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

The extended convertible notes had a total carrying value of $400,000. As the common shares were issued as consideration for extending the convertible notes, the fair value of the common share of $20,000 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on debt extinguishment of $20,000.

b)

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 (the “Note”) and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after March 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $85,330 and $78,011 respectively. The effective conversion price was then determined to be $0.65. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $85,330 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $78,011 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method.

i.	First Modification:

On March 31, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holder 2,286 common shares of the Company.

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

The extended convertible notes had a total carrying value of $163,341. As the common shares were issued as consideration for extending the convertible notes, the fair value of the common share of $8,268 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $8,268.

c)

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 (the “Note”) and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after April 23, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $20,176 and $17,437 respectively. The effective conversion price was then determined to be $0.65. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $20,176 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $17,437 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method.

As at May 31, 2021, the Company has recorded accrued interest of $2,236, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

d)

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 (the “Note”) and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years.   The Note bears interest at 10% per annum. The Note is due on demand after May 9, 2021.  The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification. The Note was subsequent extended on June 1, 2021 (Note 21).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes (continued)

The relative fair values of the convertible note and the warrants were $48,258 and $37,679 respectively. The effective conversion price was then determined to be $0.70. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $48,258 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $37,679 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method. The Note was subsequent extended on June 1, 2021 (Note 21).

As at May 31, 2021, the Company has recorded accrued interest of $4,732, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

e)

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 (the “Note”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years.   The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021.  The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $457,436 and $142,564 respectively. The effective conversion price was then determined to be $0.95. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $457,436 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $22,564 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method.

As at May 31, 2021, the Company has recorded accrued interest of $29,589, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes (continued)

f)

On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note).   The Note bears interest at 10% per annum and is due on demand after November 27, 2021.  The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features do not meet derivative classification.

As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”).  As at May 31, 2021, the Company has recorded accrued interest of $11,836, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

g)

On March 26, 2021, the Company issued a convertible note with a face value of $18,000 (the “Note”) and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after September 26, 2021.  The Note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $10,096 and $7,904 respectively. The effective conversion price was then determined to be $0.70. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $4,016 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $7,904 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $6,080. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method.

As at May 31, 2021, the Company has recorded accrued interest of $325, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes (continued)

h)

On March 26, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after September 26, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $56,086 and $43,914 respectively. The effective conversion price was then determined to be $0.70. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $22,314 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $43,914 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $33,772. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method.

As at May 31, 2021, the Company has recorded accrued interest of $1,808, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

i)

On April 29, 2021, the Company issued a convertible note with a face value of $180,000 (the “Note”) and warrants to purchase 180,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after October 29, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to October 29, 2021 at a conversion price of $1.00 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

10.	Convertible notes (continued)

The relative fair values of the convertible note and the warrants were $111,422 and $68,578 respectively. The effective conversion price was then determined to be $0.62. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $46,078 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $68,578 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $65,344. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method.

As at May 31, 2021, the Company has recorded accrued interest of $1,578, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

j)

On April 30, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after October 31, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to October 31, 2021 at a conversion price of $1.00 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $61,493 and $38,507 respectively. The effective conversion price was then determined to be $0.61. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $27,272 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $38,507 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $34,221. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using the effective interest rate method.

As at May 31, 2021, the Company has recorded accrued interest of $849, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

11.	Equity

During the nine months ended May 31, 2020:

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

11.	Equity (continued)

During the nine months ended May 31, 2020 (continued):

On January 21, 2020, the Company issued 240,000 common shares at $1.25 per share for total net proceeds of $276,000 in cash.

On March 6, 2020, the Company issued 240,000 shares of common stock at $1.25 per share for gross cash proceeds of $300,000.

On March 9, 2020, the Company issued 200,000 shares of common stock at $1.25 per share for gross proceeds of $250,000.

On March 12, 2020, the Company issued 120,000 common shares at $1.25 per share for cash proceeds of $150,000, and 56,000 shares were paid as a finder’s fee.

On May 20, 2020, the Company issued 160,000 common shares at $1.25 per share for cash proceeds of $200,000, and 16,000 shares were paid as a finder’s fee.

During the nine months ended May 31, 2021:

On September 21, 2020, the Company issued 80,000 shares of common stock at $1.25 per share for gross cash proceeds of $100,000.

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

During the nine month ended May 31, 2021, the Company submitted for received 8,123,170 shares of common stock from previous management for no consideration, and the shares were returned to treasury.

During the nine-month period, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $265,625 was expensed as consulting fees and $371,875 was deferred compensation included in prepaid expenses on the consolidated interim balance sheet.

On March 1, 2021, the Company re-issued 100,000 common shares from treasury with fair value of $90,000 for the promissory note of $300,000 (Note 9).

On March 5, 2021, the Company re-issued 200,000 shares of common stock with fair value of $160,000 from treasury for acquisition of PSF (Note 16).

On March 17, 2021, the Company issued 500,000 shares of common stock at $0.50 per share for gross proceeds of $250,000.

On March 17, 2021, the Company issued 86,044 shares of common stock with a fair value of $70,164 to settle $87,483 of accounts payable, which resulted in a gain on settlement of debt of $17,319.

On March 22, 2021, the Company issued 25,000 shares of common stock with a fair value of $22,500 to settle $25,000 of accounts payable, which resulted in a gain on settlement of debt of $2,500.

On April 7, 2021, the Company issued 100,000 shares of common stock at $0.50 per share for gross proceeds of $50,000.

On April 20, 2021, the Company issued 250,000 shares of common stock at $0.50 per share for gross proceeds of $125,000.

On May 12, 2021, the Company issued 31,746 shares of common stock with a fair value of $31,746 to settle $31,746 of accounts payable, which resulted in a gain on settlement of debt of $nil.

On May 13, 2021, the Company received 1,200,000 shares of common stock from the counterparties of certain previous cancelled asset acquisitions for no consideration. The shares were cancelled upon being returned to treasury.

On May 14, 2021, the Company issued 200,000 shares of common stock at $0.50 per share for gross proceeds of $100,000.

On May 14, 2021, the Company issued 300,001 shares of common stock at $0.75 per share for gross proceeds of $225,000.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

11.	Equity (continued)

On May 17, 2021, the Company issued 800 shares of common stock as a finder’s fee.

On May 27, 2021, the Company issued 136,000 shares of common stock with a fair value of $149,952 in connection with modifications of a convertible note payable (Note 10(a)).

At May 31, 2021, the Company had received $935,000 for the purchase of 1,246,666 common shares which were issued subsequent to May 31, 2021.

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

a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	May 31, 2021	May 31, 2020

Consulting fees and benefits	$300,234	$437,341

b)	Amounts due to/from related parties

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

	May 31, 2021	August 31, 2020

CEO and Director	$(59,541)	$(12,588)
COO and Director	(48,092)	(42,059)
An entity controlled by the CFO	(22,005)	(10,797)
An entity controlled by a director	-	(5,142)
	$(129,638)	$(70,586)

As of May 31, 2021, the Company advanced $11,498 to related parties for future expenses. As of May 31, 2021, the Company had $129,638 (August 31, 2020 - $70,586) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

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

May 31, 2021
Balance in Canadian dollars:
Cash and cash equivalents	$52,872
Accounts payable	(371,680)
Net exposure	(318,808)
Balance in US dollars:	$(264,183)

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

13.

Financial risk factors (continued)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $26,418 for the nine months ended May 31, 2021 (May 31, 2020 – $9,571).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

May 31, 2021
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$1,060,753,113
Accounts payable	(2,714,014,056)
Net exposure	(1,653,260,943)
Balance in US dollars:	$(418,982)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $41,898 for the nine months ended May 31, 2021 (May 31, 2020 - $56,753).

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

a)

On November 6, 2018, the Company signed an assignment to purchase two separate lots located at 8999 Jim Bailey Road in Kelowna, British Columbia, Canada. The land is zoned I2 General Industrial and allows for “Cannabis Production Facilities” as a principal use.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

15.	Commitments (continued)

b)

On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at its operation in Colombia. The equipment has a value of CAD$658,260. The terms of the agreement require the Company to pay the full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At May 31, 2021, the $233,496 (Note 5(c)) has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

c)

As of May 31, 2021, the Company recorded a contingent liability of $536,727 for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

16.	Acquisition

On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) in consideration for the issuance of a promissory note of $85,500 and 200,000 common shares of SECFAC Exchange Corp. with a fair value of $160,000. The primary business of PSF is the production and commercialization of organic, vegan and non-genetically modified psilocybin micro dosing products. The Company analyzed the acquisition under ASU 2017-01 and determined that PSF did not meet the definition of a business. Therefore, the transaction has been accounted for as an asset acquisition. The Company analyzed the gross assets acquired and determined that there were no identifiable assets acquired. As no assets were identified, the Company measured the acquisition at the cost of the consideration and impaired the value of the acquisition immediately, resulting in an impairment loss of $245,500 during the nine months ended May 31, 2021.

17.	Share purchase warrants
The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2020	560,000	1.25
Issued	867,513	1.07
Expired	(240,000)	1.25
Balance, May 31, 2021	1,187,513	1.12

As at May 31, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

320,000	1.25	October 31 2021
130,673	1.25	September 29, 2022
30,090	1.25	October 16, 2022
68,750	1.25	November 11, 2022
240,000	1.25	November 27, 2022
118,000	0.50	March 26, 2022
180,000	1.00	April 29, 2022
100,000	1.00	April 30, 2022

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

18.	Stock Options

On February 1, 2021, the Company granted 4,900,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 1,200,000 options are exercisable at $0.825 per share and 3,700,000 options are exercisable at $0.75 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.77 per share. During the nine months ended May 31, 2021, the Company recorded stock-based compensation of $1,810,598 on the consolidated statement of operations.

A summary of the Company’s stock option activity is as follow:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2020	–	–	–	–

Granted	4,900,000	0.77	4.93

Outstanding, May 31, 2021	4,900,000	0.77	4.68	2,110,100
Exercisable, May 31, 2021	1,633,333	0.77	4.68	703,367

  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended May 31, 2021	Nine Months Ended May 31, 2020

Expected dividend yield	0%	-
Expected volatility	182%	-
Expected life (in years)	5	-
Risk-free interest rate	0.42%	-

At May 31, 2021, there was $1,720,354 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

19.	Non-cash activities

	For the Nine Months Ended May 31, 2021	For the Nine Months Ended May 31, 2020
Non-cash activities:
Common stock issued pursuant to asset acquisitions	-	4,500,000
Debt settled with issuance of common shares	144,229	-
Beneficial conversion feature	276,008	129,533
Relative fair value of warrants issued with convertible note	434,594	117,533
Original debt discount against convertible notes	-	12,000
Net liabilities acquired in Medicolombias Acquisition	-	(301,328)
Common stocks issued for consulting services	637,500	-
Common stocks issued for acquisition of PSF	160,000	-
Common shares issued for acquisition of promissory note	90,000	-
Relative fair value of shares issued on modification of convertible notes	130,000	-

20.	Segment disclosure The Company has two operating segments including:

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

20.	Segment disclosure (continued)
Financial statement information by operating segment for the three months ended May 31, 2021 is presented below:

	Allied $	Allied Colombia $	Total $
Net loss	(2,392,227)	(361,262)	(2,753,489)
Accretion	300,240	-	300,240
Depreciation and amortization	-	117,851	165,308
Total assets as of May 31, 2021	3,575,117	4,137,104	7,712,221

  Financial statement information by operating segment for the nine months ended May 31, 2021 is presented below:

	Allied $	Medicolombia $	Total $
Net sales	5,260	-	5,206
Net loss	(5,447,999)	(1,200,788)	(6,648,787)
Accretion	493,901	-	493,901
Depreciation and amortization	-	483,872	483,872

  Financial statement information by operating segment for the three months ended May 31, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net loss	(787,737)	(426,487)	(1,214,224)
Accretion	124,831	5,540	130,371
Depreciation and amortization	-	263,885	263,885

  Financial statement information by operating segment for the nine months ended May 31, 2020 is presented below:

	Allied $	Medicolombia $	Total $
Net loss	(2,222,918)	(485,742)	(2,708,660)
Accretion	169,248	5,540	174,788
Depreciation and amortization	-	297,865	297,865

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2021 (Expressed in US dollars)

20.	Segment disclosure (continued)
Geographic information for the nine months ended and as at May 31, 2021 is presented below:

	Revenues $	Total long-lived assets $

Canada	5,260	2,968,516
Colombia	-	3,169,147
Total	5,260	6,137,663

21.	Subsequent events

a.    Subsequent to May 31, 2021, the Company entered into loan amendment agreements for the convertible notes issued on October 26, 2020 of $37,613 and on November 11, 2020 of $85,937. The amended term for the two convertible notes is from July 1, 2021 to November 30, 2021.

b.    Subsequent to May 31, 2021, the Company received $37,500 for subscription to 50,000 units at $0.75 per unit. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the three and nine months ended May 31, 2020 and May 31, 2021.

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

Overview

Allied Corp. (“Allied” or the “Company”) is a Nevada corporation, based in Kelowna, British Columbia, Canada. Allied Corp. (“Allied”) is an international medical cannabis production company with a mission to address today’s medical issues by researching, creating and producing targeted cannabinoid health solutions. Allied Corp. uses what it considers to be an evidence-informed scientific approach to make this mission possible, through cutting-edge pharmaceutical research and development, innovative plant-based production and unique development of therapeutic products.

References in this periodic report on Form 10-Q to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Colombia S.A.S., Tactical Relief, LLC, Allied US Products, LLC, and Pacific Sun Fungi Inc. Each of these corporations is a 100% wholly owned subsidiary of Allied and consequentially reports quarterly financials up to a consolidated quarterly submission.

Allied’s focus is on the development of medicinal cannabis and psilocybin products for patients with conditions potentially suitable for treatment therewith. Such conditions include anxiety, insomnia, anorexia, chronic pain, epilepsy, chemotherapy-induced nausea and vomiting, post-traumatic stress disorder (PTSD), Parkinson’s disease, Tourette syndrome, irritable bowel syndrome (IBS) and spasticity associated with multiple sclerosis (MS) and spinal cord injury (SCI)1.

Allied’s objective is to be a company that controls its own international vertically integrated supply chain or CBD, cannabis, and psilocybin products in order to maximize cash flow and profit margins. Our management team believes that having control over our supply chain should enable us to provide a consistent, rolling-harvest supply to the global cannabis community.

Given the average cost of production in North America being approximately $1.00 to $2.00 per gram, we believe our anticipated cash cost of $0.05 per gram (non-GAAP) of cannabis production based on historical production of our operations and other companies growing raw flowers in Columbia afforded by our Colombian production and cultivation should provide us a competitive advantage.

In addition to what we consider our demonstrated ability to cultivate low-cost, high margin cannabis in Colombia primarily for use in proprietary cannabinoid drug and natural health products for international distribution, we have hemp derived CBD natural health products for sale in the United States, have received commercial approval for sale of medical cannabis being produced in Colombia for export to nations other than the United States, and have initiated human clinical phase I trial for our psilocybin-based pharma products ALID 11, ALID 12 and Psilonex™ which are protected under provisional patent and trademarks in the United States.

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

Critical Accounting Policies

Business Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2021, and the results of its operations for the three and nine months ended May 31, 2021, and cash flows for the nine months ended May 31, 2021. The results of operations for the period ended May 31, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2021 and August 31, 2020.

c) Property, plant and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property, plant and equipment over their estimated useful lives at the following annual rates and methods:

Farm facility and equipment	1 - 10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

d) Inventory

Inventory is comprised of raw materials, work-in-progress and finished goods. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity.

Inventory costs include pre-harvest costs or cost of purchase for purchased inventory. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead.

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

e) Intangible assets

At May 31, 2021 and August 31, 2020, intangible assets include licenses which are being amortized over their estimated useful lives of 10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. The licenses have been amortized from the date of acquisition.

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

The functional currency for Tactical Relief LLC, Allied U.S. Products LLC and Pacific Sun Fungi, Inc. is the U.S. dollar.

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

i) Research and development cost

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

For the nine months ended May 31, 2021, the Company generated sales of $9,502.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2021 and August 31, 2020 other than cash.

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

r) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2021, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2021 of $6,648,787, has generated minimal revenue and as at May 31, 2021 has a working capital deficit of $3,256,017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months Ended May 31, 2021 compared to the Three Months Ended May 31, 2020

Sales and Revenue

For the three-month period ended May 31, 2021 we had no revenue. We had no revenue for the three-month period ended May 31, 2020.

We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended May 31, 2021 totaled $2,179,481. Operating expenses for the three-month period ended May 31, 2021 is related to $696,103 in stock-based compensation in connection with the development of our products, and also consisted of office and miscellaneous expense of $721,234, professional fees of $223,106 and interest expense of $153,942. Operating expenses for the three-month period ended May 31, 2020 totaled $1,083,853. The increase in operating expense during the quarter ended May 31, 2021 is principally the result of an increase in stock-based compensation of $696,103 which was necessary to develop our product lines and office and miscellaneous expense of $382,385.

Net Loss

As a result of the changes described above, net loss from operations after income taxes increased to $2,753,489 during the three months ended May 31, 2021 compared to $1,214,224 during the three-month period ended May 31, 2020.

Comparison of Unaudited Results for the Nine Months Ended May 31, 2021 compared to the Nine Months Ended May 31, 2020

Sales and Revenue

For the nine-month period ended May 31, 2021 we had $5,260 in revenue. We had no revenue for the nine-month period ended May 31, 2020. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the nine-month period ended May 31, 2021 totaled $5,625,633. Operating expenses for the nine-month period ended May 31, 2021 is principally related to $2,076,223 in stock-based compensation in connection with the development of our products. Operating expense also consisted of office and miscellaneous expense of $1,035,806, production costs of $227,257, professional fees of $595,885 and interest expense of $412,370. Operating expenses for the nine-month period ended May 31, 2020 totaled $2,479,107. The increase in operating expense during the nine months ended May 31, 2021 is principally the result of an increase in office and miscellaneous expense to $346,490, production costs of $227,257 and decrease in professional fees of $29,280. The overall increase in operating expenses during the nine-month period ended May 31, 2021 is the result of acquisitions, a change of business and an increase in business activities.

Net Loss

As a result of the changes described above, net loss from operations after income taxes increased to $6,648,787 during the nine months ended May 31, 2021 compared to $2,708,660 during the nine-month period ended May 31, 2020.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Year Ended August 31, 2020	Year Ended August 31, 2019	Nine Months Ended May 31, 2021
Cash used in operating activities	$(3,160,802)	$(1,316,256)	$(3,094,232)
Cash from financing activities	$4,017,681	$4,800,894	$3,803,557
Cash from (used in) investing activities	$(1,820,598)	$(2,345,551)	$(77,606)
Effect of exchange rate change	$(23,116)	$(58,205)	$96,820
Change in cash during the period	$(986,835)	$1,080,882	$728,539
Cash, beginning of period	$1,080,882	$-	$94,047
Cash, end of period	$94,047	$1,080,882	$822,586

As of May 31, 2021, the Company had $1,574,558 in current assets, consisting of $822,586 in cash, $299,379 in inventory, $4,487 in receivables, $11,498 in due from related parties and $436,608 in prepaid expenses. Other assets mainly include deposits and advances of $2,968,516 (principally related to our building to be located in Nevada), property plant and equipment of $209,269, right-of-use assets of $71,295 and intangible assets of $2,888,583. Our intangible assets are cannabis licenses.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes. The Company has recently entered into an agreement with a broker-dealer to complete a public offering of shares.

Convertible Notes

On January 23, 2020, the Company issued two convertible notes with principal amounts of $400,000 and $200,000, respectively, with a total face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The notes initially matured on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On July 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, beginning on July 1, 2020, the convertible notes bear simple interest at 5% per annum. The maturity date of the convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the convertible note holders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2021. Each note holder received 8,000 common shares and 160,000 warrants. On November 1, 2020, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 100,000 common shares of the Company. Each note holder will receive 50,000 common shares. Finally effective on March 31, 2021, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before September 30, 2022. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 20,000 common shares of the Company.

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after March 27, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share. Effective April 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible notes was amended to due on demand on or before October 31, 2021.  In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 8,268 common shares of the Company.

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after April 23, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share. Effective June 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible notes was amended to due on demand on or before November 30, 2021.

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after May 9, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share. Effective June 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible notes was amended to due on demand on or before November 30, 2021.

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share.

On January 7, 2021, the Company issued a convertible note with a face value of $300,000. The Note bears interest at 10% per annum and is due on demand after November 27, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of

$1.25 per share.

On March 26, 2021, the Company issued a convertible note with a face value of $18,000 and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum and is due on demand on September 26, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share.

On March 26, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum and is due on demand on September 26, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share.

On April 29, 2021, the Company issued a convertible note with a face value of $180,000 and warrants to purchase 180,000 shares of the Company’s common stock at $1.00 per share for one year. The Note bears interest at 10% per annum and is due on demand on October 29, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.00 per share.

On April 30, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.00 per share for one year. The Note bears interest at 10% per annum and is due on demand on October 31, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.00 per share.

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

During the nine month ended May 31, 2021, the Company received 8,123,170 shares of common stock from previous management for no consideration, and the shares were returned to treasury.

During the nine-month period, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $265,625 was expensed as consulting fees and $371,875 was deferred compensation included in prepaid expenses on the consolidated interim balance sheet.

On February 15, 2021 the Company issued 66,146 shares to three accredited investors in consideration for foregiveness of debt of $66,146.

On February 25, 2021 the Company issued 100,000 shares to an accredited investor who purchased such shares in a private placement at a purchase price of $0.50 per share for gross cash proceeds of $50,000.

On March 1, 2021, the Company re-issued 100,000 common shares from treasury with fair value of $90,000 for the promissory note of $300,000.

On March 4, 2021 the Company issued 25,000 shares to an affiliate of the Company in consideration for foregiveness of debt of $25,000,

On March 5, 2021, the Company re-issued 200,000 shares of common stock with fair value of $160,000 from treasury for acquisition of Pacific Sun Fungi Inc.

On March 8, 2021 the Company issued 19,898 shares to an affiliate of the Company investor in consideration for forgiveness of debt of $19,898.

On March 17, 2021, the Company issued 500,000 shares of common stock at $0.50 per share for gross proceeds of $250,000.

On March 17, 2021, the Company issued 86,044 shares of common stock with a fair value of $70,164 to settle $87,483 of accounts payable, which resulted in a gain on settlement of debt of $17,319.

On March 22, 2021, the Company issued 25,000 shares of common stock with a fair value of $22,500 to settle $25,000 of accounts payable, which resulted in a gain on settlement of debt of $2,500.

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

On May 12, 2021, the Company issued 31,746 shares of common stock with a fair value of $31,746 to settle $31,746 of accounts payable, which resulted in a gain on settlement of debt of $nil.

On May 13, 2021, the Company received 1,200,000 shares of common stock from the counterparties of certain previous cancelled asset acquisitions for no consideration. The shares were cancelled upon being returned to treasury.

On May 14, 2021, the Company issued 200,000 shares of common stock at $0.50 per share for gross proceeds of $100,000.

On May 14, 2021, the Company issued 300,000 shares of common stock at $0.75 per share for gross proceeds of $225,000.

On May 17, 2021, the Company issued 800 shares of common stock as a finder’s fee.

On May 17, 2021 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement sought to raise $5,250,000 through the sale of Units at $0.75 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $1.25 per share. Boustead Securities LLC has acted as the exclusive Placement Agent for this offering on a best efforts basis. Boustead receives compensation in cash of 7 percent of the proceeds from such Offering, and also receives warrants to purchase common stock equal to 7 percent of the Units sold, exercisable for five years at $1.25 per share. As of May 31, 2021, the date of this Quarterly Report on Form 10-Q, the Company had not yet sold Units in this offering but has subsequently resulted in funding.

On May 27, 2021, the Company issued 136,000 shares of common stock with a fair value of $149,952 in connection with modifications of a convertible note payable.

At May 31, 2021, the Company had received $935,000 for the purchase of 1,246,666 common shares which were issued subsequent to May 31, 2021.

Future Financing

In connection with its proposed business plan and currently ongoing and proposed acquisitions, in addition to the possible proceeds from this offering the Company will be required to complete substantial and significant additional capital formation. Such formation could be through additional equity offerings, debt, bank financings or a combination of any source of financing. There can be no assurance that the Company will be successful in completion of such financings.

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of Common Shares offered for sale in our current private placement as well as a proposed public offering, we believe that we will have sufficient cash resources to fund our plan of operations through 2022. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operating capacity in Colombia, Canada and the United States, regulatory compliance, intellectual property, working capital and general corporate purposes.

We continually evaluate our plan of operations to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations.

Capital Expenditures

As of May 31, 2021 the company had purchased property plant and equipment of $209,269 and paid net cash of $2,968,516 in deposits for an asset acquisition. As of August 31, 2020, the Company purchased property plant and equipment of $223,020 and paid net cash of $3,008,246 in deposits and advances for an asset acquisition.

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

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of a building for an extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At May 31, 2021, Company had deposits of $2,968,516 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of May 31, 2021, the Company had not yet received the building and the amounts have been recorded as deposits.

Pacific Sun Fungi Inc.

On March 5, 2021, the Company acquired all the issued and outstanding common shares of Pacific Sun Fungi Inc. for re-issuance of 200,000 common shares of the Company from treasury and a promissory note of $85,500.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $14,557,353 at May 31, 2021 and a net loss of $6,648,787 for the nine months ended May 31, 2021.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of May 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the period from August 31, 2020 through May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2018, the Company’s subsidiary AM Biociences had issued 5,000,000 shares of its common stock to both Mr. Zelen and Mr. Weinkauf as an investment at $0.0001cents. These were converted to 4,311,585 shares (the “SECFAC Shares”) of SECFAC Exchange Corp. (“SECFAC”) at the time of the acquisition of AM Biosciences by Allied Corp. Pursuant to the settlement agreements, Mr. Zelen and Mr. Weinkauf both returned 4,061,585 of the SECFAC Shares to be immediately returned to SECFAC’s treasury.  As the SEFAC Shares were readily converted to common shares of the Company at 1:1 at the option of the holders, the return of the SECFAC Exchangeable Shares was treated as return of equivalent unit of common shares of the Company to treasury upon receipt of the SECFAC Exchangeable Shares during the nine months ended May 31, 2021.

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

Pursuant to the settlement with Mr. Zelen, Allied agreed to pay through his counsel a total of USD$30,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $10,000.00 USD is to be paid on or before October 31, 2020, b. The second installment of $10,000 USD is to be paid on or before November 30, 2020; and c. The third installment of $10,000USD is to be paid on or before December 30, 2020. These payments have not been made as of the date of this report on Form 10-Q.

Pursuant to the settlement with Mr. Weinkauf, Allied agreed to pay through his counsel a total of USD$60,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $30,000.00 USD is to be paid on or before October 31, 2020, b. The second installment of $20,000 USD is to be paid on or before November 30, 2020; and c. The third installment of $10,000USD is to be paid on or before December 30, 2020. These payments have not been made as of the date of this report on Form 10-Q.

Pursuant to the original settlement with Mr. Davidson, Allied agreed to pay through his counsel a total of USD$15,000 as a flat fee settlement cash portion payable on or before October 31, 2020. This was paid during the period ending May 31, 2021.

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

On May 12, 2021, the Company issued 31,746 shares of common stock with a fair value of $31,746 to settle $31,746 of accounts payable, which resulted in a gain on settlement of debt of $nil.

On May 14, 2021, the Company issued 200,000 shares of common stock at $0.50 per share for gross proceeds of $100,000.

On May 14, 2021, the Company issued 300,000 shares of common stock at $0.75 per share for gross proceeds of $225,000.

On May 17, 2021 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement sought to raise $5,250,000 through the sale of Units at $0.75 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $1.25 per share. Boustead Securities LLC has acted as the exclusive Placement Agent for this offering on a best efforts basis. Boustead receives compensation in cash of 7 percent of the proceeds from such Offering, and also receives warrants to purchase common stock equal to 7 percent of the Units sold, exercisable for five years at $1.25 per share. As of May 31, 2021, the date of this Quarterly Report on Form 10-Q, the Company had not yet sold from this offering.

On May 27, 2021, the Company issued 136,000 shares of common stock with a fair value of $149,952 in connection with modifications of a convertible note payable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

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

Allied Corp. (Registrant)

Date: July 20, 2021	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: July 20, 2021	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)

