Form 10-K
period 2021-08-31
Allied Corp.
filed 2021-12-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended August 31, 2021

000-56002

(Commission file number)

Allied Corp.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1405 St. Paul St., Suite 201

Kelowna, BC Canada V1Y 9N2

877-255-4337

(Address and telephone number of principal executive offices)

____________________________________________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2021, was $53,429,451

(At August 31, 2021, the registrant had 79,858,867 shares of common stock issued and outstanding, of which 29,363,675 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon trading price per OTC markets at or about such date.)

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

Item 1. Description of Business

Our Company

Allied Corp. (“Allied”) is an international company with a mission to address medical issues by researching, creating and producing targeted cannabinoid health solutions including CBD, cannabis, and psilocybin-based products. Through the efforts of its Officers, Directors, and strategic partners over the past two decades, we have developed a variety of cannabinoid and psilocybin solutions for health and wellness applications, with an initial focus on Post Traumatic Stress Disorder, General Depression and Anxiety. We use what we consider to be an evidence-informed scientific approach to undertake its mission, through pharmaceutical research and development, plant-based production and development of unique therapeutic products.

We are targeting the cannabis and psilocybin markets, which are growing at 50% per year and projected to reach $20 billion of global revenues by 2024, according to BDS Analytics. We believe we have an opportunity to diversify revenue streams across consumer segments of the CBD, cannabis, and psilocybin product markets, including wellness, beauty, as well as food and beverages.

Historical Company Information

We were incorporated in the State of Nevada on February 3, 2013 under the name “Cosmo Ventures, Inc.” On July 1, 2019 the Company filed a Certificate of Amendment with Nevada changing the name to Allied Corp.

Effective July 25, 2019 the Company entered into a Stock Purchase and Reorganization Agreement with AM (Advanced Micro) Biosciences, Inc., a British Columbia Canada corporation. Upon completion of the closing effective September 10, 2019, AM (Advanced Micro) Biosciences became a wholly-owned operating subsidiary of the Company.

References in this Offering Circular to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Corp Colombia S.A.S., Pacific Sun Fungi Inc., Allied US Products, LLC and Tactical Relief, LLC. All of these entities are 100% wholly owned subsidiaries of Allied.

The Company’s principal corporate office is located at 1405 St. Paul St., Suite 201, Kelowna, BC Canada V1Y 9N2. Our telephone number is (877) 255-4337. Our email is ir@allied.health.

Our Opportunity

We focus on the development of medicinal cannabis and psilocybin products for patients with conditions potentially suitable for treatment therewith. Such conditions include anxiety, insomnia, anorexia, chronic pain, epilepsy, chemotherapy-induced nausea and vomiting, post-traumatic stress disorder (PTSD), Parkinson’s disease, Tourette syndrome, irritable bowel syndrome (IBS) and spasticity associated with multiple sclerosis (MS) and spinal cord injury (SCI)1.

Our objective is to be a company that controls its own international vertically integrated supply chain or CBD, cannabis, and psilocybin products in order to maximize cash flow and profit margins. Our management team believes that having control over our supply chain should enable us to provide a consistent, rolling-harvest supply to the global cannabis community.

Given the average cost of production in North America being approximately $1.00 to $2.00 per gram, we believe our anticipated raw flower cash cost of $0.05 per gram based on historical production of ours and other companies in the same region of cannabis production afforded by our Colombian production and cultivation should provide us a competitive advantage.

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

We intend for our clients to access superior cannabis-related products developed with a high level of quality control. The Company believes that is fortunate to have assembled a team of industry veterans and management professionals with the background and experience to enable the Company to build, manage and grow such systems.

Key Strategic Objectives

Scale cannabis production in Colombia

We believe our Bucaramanga, Colombia development and cultivation facility gives us a significant competitive advantage in our production and sales of cannabis:

●	We are licensed to produce, extract, as well as both import and export psychoactive and non-psychoactive strains of cannabis.

●	We were approved to export cannabis by the Colombian government in April 2021.

●	We have constructed a one-hectare greenhouse, with another three to five additional hectares are anticipated in 2021, and ten to twenty hectares more planned for 2022.

●	We are now deriving monthly revenue from our Colombian cannabis harvests.

●	We completed our first harvest in July 2020 for the Colombian Ministry of Agriculture (“ICA”).

●	We obtained commercial approval for production of non-psychoactive cannabis in October 2020, and commercial approval for production of psychoactive cannabis in February 2021.

●	Each of our ten non-psychoactive CBD seed strains, and our ten THC seed strains submitted to ICA have been approved over a course of a process that began in October 2019.

●	Lower production cost: Our anticipated cash cost of raw flower production is approximately $0.05 per gram based on historical production of ours and other companies based in the same region, as favorably compared to the North American production costs of as opposed to most production between $1.00 and $2.00 per gram that we have observed.

●	Access to scalable land holdings in what we consider to be one of Colombia’s best suited climates for cannabis production in the order of 200 acres. Our Vice President of Colombia operations holds 8000 hectares of production land available to us upon the satisfaction of certain conditions.

●	We have all Colombian commercial production approvals and has applied for psychoactive quota for the equivalent of 10,000 kgs of psychoactive flower for 2021 and 85,000 kgs of flower production in 2022, as applied for on April 29, 2021. Non psychoactive production and sales are limitless under current Colombian law.

●	We have engaged what we consider to be one of Colombia’s leading agricultural genetics teams for cannabis production.

Since we received cultivation approval from ICA, we have developed what we consider to be competitive advantages of Yield, Cannabinoid Potency, Quality, Cost, Frequency of Harvests, and, notably have:

●	Yield-Continually increased our yields per hectare.

●	Potency-Increased and replicated the THC and CBD yields of our plant/seed strains.

●	Cost-Reduced our cash cost of raw flower production to as little as $0.05 per gram based on historical production of ours and other companies in the same region.

●	Quality-Met or Exceeded European Pharmacopeia Standards.

●	Frequency of Harvest-We currently harvest six to seven times per year in order maximize our production footprint. Consequently, each hectare at our Colombian cultivation site is expected to produce the equivalent of six to seven hectares of cannabis on a mono-crop yearly cycle. (See-Cannabis Production-Colombia).

Establish United States Production of Cannabis if Federally legalized

Our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “ Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). We will only conduct business activities related to growing or processing cannabis in jurisdictions, including the United States, when it is federally permissible to do so. While we have several arrangements with United States based companies that may themselves participate in the United States cannabis market, these relationships do not violate the federal laws of the United States respecting cannabis and in no manner involve us in any activities in the United States respecting cannabis. (See- Potential United States Production in the Event of Federal Cannabis Legalization).

Generate Revenues from Natural Health Products containing Hemp-based CBD.

With the launch of our health hemp-based CBD brands in the United States, we expect from product rollout and expanded distribution. We have conducted focus groups, brand creation and test marketing over the past year. We have now commercially launched three brands in the US: Tactical Relief™, Equilibrium Bio™, MaXXa ©. The Buds Pure Naturals brand is intended to be licensed to a Canadian License holder to sell into the Canadian market. (See-Our CBD Brands and Products).

Complete trials of ALID 11, 11 and Psilonex™ Prescription Medications

We expect to complete our clinical Phase 1 pharma trials in 2021, eventually leading to a drug indication for PTSD. We then plan to pursue a licensing deal with a larger developer, producer, and distributor of pharmaceuticals. (See-Pharmacologic Products).

Distribution

Our goal is to become a market leader in the cultivation and processing of medicinal-grade cannabis oil and high quality cannabis derived medical and well-being products for large channel distributors, including pharmacies, medical clinics, and cosmetic companies, by expanding our production capacity, creating sustainable and natural products, expanding our geographic footprint, continuing to explore strategic partnerships and pursuing accretive acquisitions to supplement our organic growth as set forth below.

Explore strategic partnerships.

Because we offer a variety of cannabis related products, including beauty and skincare products, foods and beverages, we believe that we can create a competitive advantage by partnering with national and multinational companies, across various product categories to jointly develop and market branded cannabis offerings.

Pursue accretive acquisitions.

We believe that our deal-making capabilities and experience will allow us to successfully identify, consummate and integrate acquisitions. The cannabis industry is highly fragmented and as it continues to evolve, we expect significant industry consolidation in existing and new markets. Our deal-making capabilities and experience may allow us to successfully identify, consummate and integrate acquisitions. As a public company, we could have greater ability to finance acquisitions, including through using our equity as consideration and accessing the capital markets.

Due to the competitive and dynamic nature of the emerging cannabis products market and rapid changes in the regulatory environment, we recognize the need to remain flexible, so we can react to opportunities and risks as they develop. We will continue to re-evaluate and re-prioritize our strategies to respond to these developments. We are actively fostering a culture of continued agility and exploration since the ability to pivot depending on market dynamics will deliver competitive advantage.

Our CBD Brands and Products

Over the past year we have developed, manufactured and test marketed all of our hemp derived CBD products for sale in the United States. Under the Farm Bill of December 2018, the use and sale of hemp derived CBD products in the United States is legal.

We have three hemp derived CBD product brands to market in the United States all with a catalog of products. We are selling these through e-commerce portal at www.alliedcorpbrands.com, and is also actively seeking physical retail store distribution throughout many states.

Our core hemp derived CBD brands are:

Tactical Relief™ Brand www.tacticalrelief.com

Tactical Relief™ is intended to be considered a patriotic brand under which health and wellness products are brought to market to serve veterans and first responders. The flagship product “Liberty” is a hemp derived CBD tincture for sale in the United States. Additional products include Tactical Hydration, a CBD infused electrolyte replacement drink and many others (described below). The Tactical Relief™. Novel formulations are created to help those living with PTSD across the United States. We signed a distribution Agreement with Hollister Biosciences for the manufacturing and distribution into California, Nevada and Arizona. We own the trademarks for Tactical Relief™ and we license them for distribution by Hollister Biosciences. On June 26, 2020 we signed a definitive agreement with Hollister Biosciences to bring to market a pipeline of products that are targeted towards helping veterans and first responders. These products will be brought to market under the brand Tactical Relief™, a veteran-founded hemp-based CBD oil brand we own.

Branded under Tactical Relief™, the first products to be manufactured will feature products recognized for their medicinal properties in the treatment of Post-Traumatic Stress Disorder (PTSD). Consistent with Hollister’s mission, the products will be crafted in small, artisanal batches for optimal quality and made from premium California-grown cannabis. We license the Tactical Relief hemp-based CBD product brand to Hollister for use in the State of California.

Under the terms of the Agreement with Hollister Biosciences, we will contribute the Tactical Relief™ brand support including use of trademark, artwork, logos and package design for a series of products. On an ongoing basis, we will be financially responsible for all marketing design and support. Hollister will be responsible for all aspects of production and procurement of underlying materials. Hollister will also be responsible for all costs associated with distribution and sales support. All production of cannabis products will take place under Hollister’s supervision and licenses. We and Hollister will further explore the development and marketing of additional hemp-based CBD products, as well as expanding into additional regions within the United States over the coming years. The new Tactical Relief™ products will be distributed exclusively by Hollister’s distribution partner, Indus Holdings Inc. An estimated 5% of net profits from all sales will be donated to charity. The remaining profit generated from the sale of the hemp-based CBD products will be shared 60:40 between us and Hollister.

We have contributed the veteran brand, artwork, logos, packaging design and marketing for all Tactical Relief™ products. Hollister has completed all aspects of production and procurement of underlying hemp-based CBD materials. We will be supporting the marketing and brand presence with veteran representation.

Some of the Tactical Relief ™ products currently offered under this brand:

●	Tactical Relief ™ Tactical Hydration – a CBD infused electrolyte replacement drink with sodium citrated electrolyte replacement in three refreshing flavors.

●	Tactical Relief ™ Liberty – A mint and vanilla flavored 1000mg CBD tincture fortified with specific terpene profile.

●	Tactical Relief ™ FIZZ Tablets – 35mg CBD fizz tablets for adding to your water bottle.

●	Tactical Relief ™ Battle Balm – CBD roll on activity rub for aches and pains.

●	Tactical Relief ™ Quick Hit – CBD gummies.

Equilibrium Bio™ Brand www.equilibriumbiomed.com

Equilibrium Bio is a lifestyle brand that is focused on everything athletic. From Crossfit workouts to Ironman races to general athletic consumers, Equilibrium Bio products have been formulated to assist the athlete along the competitive journey. Hydration and recovery are the primary areas of focus for Equilibrium Bio products. We built a sales and distribution infrastructure for this brand in 2020. We signed contracts with two major athletes (Camille Leblanc and Dave Lipson) who have 2,000,000 followers on Instagram to endorse the products. On December 10, 2020, we announced the completion of the first manufacturing run of Hydro Sport CBD-infused rehydration drinks from our latest brand, Equilibrium Bio. These drinks have also been produced for the Tactical Relief™ branding as Tactical Hydration electrolyte replacement and rehydration drink products.

The first Equilibrium Bio™ products known as Hydro Sport are available for purchase today on e-commerce platforms and have also been shipped to national retail buyers throughout the United States. The first manufactured batch encompasses six unique product SKUs (stock-keeping units). The CBD-infused drink pouches come in three flavors: Lemon Lime, Berry Fresh and Orange Burst. The all-natural flavoring and ingredients in the drinks include: Filtered Water, CBD 20 (mg), CBD, CBG, Sodium Citrate, Citric Acid, Sea Salt, Natural Flavor, Tripotassium Citrate, Vitamin B Complex, Ascorbic Acid (Vitamin C), Sucralose, Acesulfame Potassium and Beta Carotene for color.

Some of the Equilibrium Bio™ products that are currently offered:

●	Equilibrium Bio™ - Hydrosport CBD Drink – a CBD infused electrolyte replacement drink with sodium citrate electrolyte replacement in three refreshing flavors.

●	Equilibrium Bio™ Hydrosport Tincture – 1000mg CBD tincture fortified with specific terpene profile.

●	Equilibrium Bio™ FIZZ Tablets – 35mg CBD fizz tab for adding to a water bottle.

●	Equilibrium Bio™ Sport Rub – CBD post activity rub for aches and pains.

●	Equilibrium Bio™ Quick Hit – CBD gummies with vitamin B12.

On December 3, 2020, we announced an endorsement contract with elite athlete, David Lipson (“Lipson”), Founder of Thunder Bro Athletic Company. Lipson is a world-renowned athlete that founded an elite athlete training company called “Thundrbro”. As a professional baseball player and now a strength and conditioning leader, Lipson travels the world training trainers on how nutrition, training and athletic mind set impact sport performance and life. Lipson’s National reputation in the Unites States has several thousands of followers that adhere to his training programs and is well respected athlete within the trainer community. Lipson has trained entertainment celebrities, professional Major League Baseball and National Football League athletes and Crossfit Games champions.

Thundrbro is a training and lifestyle brand with an objective of providing quality products, information, and resources to help people live optimally. The Thundrbro mission is to make the world a better place through physical training, and mental toughness with a winning mindset.

MaXXa© Brand www.maxxabrand.com

MaXXa is a brand designed to be athletically sleek and focused on developing natural CBD infused cosmetics and beauty products. There are currently six unique products in the catalogue. These products are targeted with beauty and anti-aging in mind. There are MaXXa products focusing on anti-aging and cosmetics. MaXXa’s first shipment of products to Asia was completed on January 28, 2020. This shipment included a total of 120 total units encompassing 20 units for every six unique product SKUs (stock-keeping units). We then temporarily paused sales activities due to COVID. We intend to resume sales expansion efforts of MaXXa into the Asian marketplace following the decrease in restrictions due to COVID.

Some of the MaXXa™ products currently offered include:

●	MaXXa™ Skin Structure - Skin Structure is a facial formula topically applied to improve skin’s radiance and youthfulness.

●	MaXXa™ Eye Recover - Eye Recover is based on antioxidant power of low molecular weight hyaluronic acid. Ultra-hydrating eye serum helps the delicate eye skin ward off free radicals as well as helping to protect against sun damage.

●	MaXXa™ Glossy Lip Recover - Glossy Lip Recover moisturizes and nourishes the lips and gives them a silky smoothness. Enriched with rich fruit extracts - beeswax as well as oils and butter - this lip gloss moisturizes, beautifies and revitalizes your lips.

●	MaXXa™ Skin Designer – skin designer uplifts your skin with the power of CBD extracts and hyaluronic acid. This product stimulates cell regeneration while minimizing age spots.

●	MaXXa™ Vitamin Absolute - Vitamin Absolute is a soothing, calming and all-around moisturizing facial oil.

●	MaXXa™ Absolute Recover - this specialized formulation allows the infused bioactive compounds to be delivered directly to the desired areas of inflammation, pain and other skin ailments.

Pharmacologic Products

Allied was organized because our founders believed veterans and first responders suffering from Post-Traumatic Stress Disorder (“PTSD”) could have their underlying symptoms better addressed with targeted cannabinoid pharmacologic solutions. We entered into an agreement to purchase all common shares of Pacific Sun Fungi Inc. on January 24, 2021 which was subsequently amended and the acquisition later closed in March 2021. The primary business plan for acquiring Pacific Sun Fungi Inc. is to develop psilocybin-based solutions, including both potential pharmaceutical and natural health products, for those suffering from PTSD. Accordingly, we have expanded our pharmacologic research to find better treatment options for those suffering from depression, anxiety and general mental health issues. Accordingly, we believe we are in a unique position to develop a full-scope, closed-loop therapy protocol, which contrasts with psilocybin therapies that support the patient for an episodic micro-dosing treatment regime following a specific dosing and wash out cycle. We believe our existing cannabinoid treatment solutions may alleviate the effects of the “treatment gaps” between psilocybin dosing periods, providing what we call the “Allied Full Scope Treatment”.

Our proprietary “Allied Full Scope Treatment” offers the patient continual therapy with treatment options both before and after the psilocybin treatment period. This is accomplished by offering our cannabinoid and natural health products combined with the psilocybin products and protocols under legally mandated licenses with physician supervision.

We are also in the process of applying for a Section 56 exemption in Canada for physicians to be able to prescribe our formulations to military veterans and first responders. Our objective is to be one of the first companies to come to market with a PTSD treatment regimen of internally-developed proprietary psilocybin products augmented by our natural health and cannabis-derived pharmacologic products.

Products in Development

Psilonex™

On March 25, 2021 we announced that we filed for trademark protection with the United States Patent Office for our pharmaceutical product Psilonex™. Psilonex™ is a proprietary formulation prescribed within a treatment path that involves both a pharmaceutical psilocybin-based formulation, followed by a daily cannabinoid maintenance period. Psilonex™ is intended to be prescribed by a physician, followed by the cannabinoid daily therapy that can be purchased by the consumer in regions where it is legal to do so as “Psilonex™ Daily,” Both of these products are currently being researched, developed and tested by our pharmaceutical development team.

The filed trademark protects our intellectual property for Psilonex™ covering: chemical preparations for pharmaceutical or medical purposes, namely, for treating depression, anxiety, and PTSD, and for improving mental health; nutraceuticals for the treatment of mental health disorders and conditions, including depression, anxiety, and PTSD; nutraceuticals for use as a dietary supplement; Nutraceuticals for use as a dietary supplement for improving mental health; pharmaceutical preparations and substances for the treatment of psychiatric diseases and disorders; pharmaceutical preparations for the treatment and prevention of mental health disorders; Pharmaceuticals, namely, psychotropics; dietary and nutritional supplements; fungal extracts sold as a component ingredient of nutritional supplements and vitamins, and; related websites.

ALID 10 and ALID 11

ALID 10 and ALID 11 target the treatment of Post-Traumatic Stress Disorder and related mental health conditions through the targeted function of the 5-HT2 receptor and physiological pathways. Following the completion of the pre-clinical research phase, we intend to bring ALID 10 and ALID 11 through human clinical trials through its relationships with the University of Haifa, Israel and MGC Pharma in Europe.

In 2020, we filed a United States provisional patent application entitled “Compositions and Methods for Modulating Endocannabinoid Systems Activity and Treating Mental Health Disorders”. The patent application covers ALID-10 and ALID-11, as well as other cannabis derived compounds designed for superior pharmaceutical properties for treatment of PTSD and other mental disorders.

In October 2019, we signed a Master Services Agreement with the University of Haifa, Israel. This academic research center gives us access to a proprietary pre-clinical animal model that is owned by Carmel. Carmel is the business unit that manages the University of Haifa center for Research in Israel. Specifically, we will use this proprietary animal model for the purposes of specialized pharmaceutical cannabinoid research and pharmaceutical product development. Through our agreement, we have access to the University of Haifa’s leading-edge facilities, proprietary animal model, pharmaceutical development, academic laboratory and associated scientists and investigators. This should enable us to conduct the pre-clinical phase of the development of a proprietary pharmaceutical product for ALID-10 and ALID-11.

In the second quarter of 2020, we expanded our ALID-10 and ALID-11 research activities, as well as entered into a manufacturing and sales agreement with MGC Pharmaceuticals of Australia (“MGC”). Under the terms of these agreements, MGC will manufacture our pharmaceutical products within their GMP (Good Manufacturing Practices) certified factory in Slovenia (which is in the European Union, or EU), which should enable us to have our pharmacological products produced under procedures and methods that meet those high-quality standards. In addition, the MGC sales and distribution agreement, should provide us a channel to sell our products following the completion of a PHASE I clinical trial. MGC currently has cannabis-based pharmaceutical products for sale in Europe, and. Moreover, we believe it has demonstrated a proven ability to commercialize cannabis based pharmaceutical products. We also announced the initiation of a pharmaceutical human clinical PHASE I research trial with MGC, but COVID-19 had an operational impact on the progression of this research trial. We intend to complete this trial as a part of the use of proceeds from this financing.

Under the terms of our agreements with MGC, it will provide what we consider to be a comprehensive suite of pharmaceutical services to advance our pharmaceutical products into human clinical PHASE 1. This trial is expected to test the efficacy and pharmacodynamics of our pipeline of proprietary cannabis derived drug candidates targeting PTSD. The scope of MGC Pharma’s services are to cover clinical research, Investigational Medicinal Product (IMP) registration, manufacturing of lab volumes for the research project, drug stability testing, GMP manufacturing and regulatory assistance for obtaining an IMP numbers that are needed in order for pharmaceutical products to be sold.

Psilocybin Development

Recent Regulatory Developments Suggest Increased Acceptance of Pharmacologic Psilocybin

●	In 2018, the FDA recognized psilocybin therapies as a “breakthrough” therapy for PTSD and Major Depressive Disorder. (Food and Drug Administration, 2018).

●	In 2019, Imperial College of London and John Hopkins open the first psychedelic research centers. MAPS clinics across the nation conduct research on psilocybin therapy. (Forbes.com, 2019).

●	In 2020, Health Canada approves psilocybin for use with select patients with terminal illnesses, while the State of Oregon decriminalized psilocybin. (Health Canada, 2020 and Oregon State Health, 2020).

Our Psilocybin Patent Applications

On October 20, 2020 we filed a new United States provisional patent application entitled “PSILOCYBIN COMPOSITIONS AND FORMULATIONS AND THEIR USE IN TREATING MENTAL HEALTH DISORDERS AND IMPROVING MENTAL HEALTH”. The provisional patent application covers a novel combination of psilocybin and proprietary mushroom formulation, as well as a novel treatment regimen targeting Post Traumatic Stress (PTSD), Depression and General Anxiety. Along with the novel treatment regimen, our formulation consists of novel micro-dose ratios of several medical mushroom compounds combined with additional natural health molecules.

Along with the proprietary functional mushroom formulation under provisional patent, a full scope treatment regime involving our specific CBD and terpene products is ready to add to the patent. This is the first full scope treatment of its kind that involves a specific psilocybin treatment regime that is bridged with a cannabinoid therapy approach. A full scope psilocybin and cannabinoid treatment approach to mental health.

In March 2021, we submitted a second provisional patent for our therapeutic formulation and treatment regimen involving a prescription drug followed by a prophylactic daily drug formulation. These two products together administered under a novel treatment regimen are intended to be tested through our clinical trial infrastructure in pursuit of a drug indication for general depression and anxiety.

The provisional patent submitted is entitled: COMPOSITIONS AND FORMULATIONS OF PSILOCYBIN AND CANNABINOIDS AND METHODS OF THEIR USE TOGETHER FOR TREATING MENTAL HEALTH DISORDERS AND IMPROVING MENTAL HEALTH.

This provisional patent contemplates the full scope treatment of general depression and anxiety with a proprietary prescription medication followed by a daily prophylactic dose of proprietary medicinal compositions. This includes a proprietary dosing and therapeutic regimen of psilocybin, additional functional mushrooms and cannabinoid therapeutics.

Among the various aspects of the present invention contemplated in the provisional patent submission are compositions, formulations, methods for modulating endocannabinoid system activity, for modulating neuro-steroid biosynthesis, and for modulating neurotransmission, and methods for treating mental health disorders and improving mental health, using synergistic combinations of psilocybin, cannabinoids, and other active agents, provided in distinct daily dosing regimens.

Pacific Sun Fungi

In March 2021, we completed the acquisition of Pacific Sun Fungi which is now a 100% wholly owned subsidiary. This acquisition further expands upon our provisional patent submissions for our functional mushroom formulation targeting major depression and anxiety. Pacific Sun performs psilocybin research and development, and holds several formulations that have been tested under physician supervision. In addition, Pacific Sun also has proprietary extraction knowledge and proprietary formulations for several specific disease targets and physician-led therapy protocols. We are in testing these products rigorously through the appropriate research protocols to determine their efficacy as treatments for specific disease targets.

We believe Pacific Sun has many products some of which have provisional patents or patent applications ready for clinical intake consisting of both novel functional mushroom formulations including psilocybin and additional medical mushrooms. We will be research, and intend to bring to market, a 100mg psilocybin formulation, a 250mg formulation, as well as other novel dosing technologies.

Cannabis Production

Colombia

We believe our Bucaramanga, Colombia development and cultivation facility gives us a significant competitive advantage in our production and sales of cannabis:

●	We are licensed to produce, extract, as well as both import and export psychoactive and non-psychoactive strains of cannabis.
●	We were approved to export cannabis by the Colombian government in April 2021.
●	We have constructed a one-hectare greenhouse, with another three to five additional hectares are anticipated in 2021, and ten to twenty hectares more planned for 2022.
●	The Company has received multiple purchase orders for Colombian cannabis and derived revenue beginning in May 2021 through the successful completion of revenue transactions.
●	We completed our first harvest in July 2020 as part of the approval process for the Colombian Ministry of Agriculture (“ICA”).
●	We obtained commercial approval for production of non-psychoactive cannabis in October 2020, and commercial approval for production of psychoactive cannabis in February 2021.
●	Each of our ten non-psychoactive CBD seed strains, and our ten THC seed strains submitted to ICA have been approved over a course of a process that began in October 2019.
●	Lower production cost: Our anticipated cash cost of raw flower production is approximately $0.05 per gram based on historical production of ours and other companies in the same region, as favorably compared to the North American production costs of as opposed to most production between $1.00 and $2.00 per gram that we have observed.
●	Access to scalable land holdings in what we consider to be one of Colombia’s best suited climates for cannabis production in the order of 200 acres. Our Vice President of Colombia operations holds 8000 hectares of production land available to us upon the satisfaction of certain conditions.
●	We have all Colombian commercial production approvals and has applied for psychoactive quota for the equivalent of 10,000 kgs of psychoactive flower for 2021 and 85,000 kgs of flower production in 2022, as applied for on April 29, 2021. Non psychoactive production and sales are limitless under current Colombian law.
●	We have engaged what we consider to be one of Colombia’s leading agricultural genetics teams for cannabis production.

In the 2020 fiscal year, we activated our Colombian licenses that are required to produce, extract, import and export psychoactive and non-psychoactive cannabis. This has been a year-long process that began with the registration of our ten (10) novel strains with the national cultivar registry. Each strain was then germinated into plantlets in our cultivation center in Colombia. Following germination, the plants entered into five (5) months of field trials that included rigorous data collection, analysis and phenotyping of the strains while in the vegetation life cycle. During this time, the strains were provided with propriety nutrients, handled with standard operating procedures and guided towards the plant flowering phase. Proprietary nutrients and procedures were also adhered to during the flowering phase and detailed batch record audit data were diligently collected during every day of the plant life cycle. Following flowering, the plants were harvested and tested for cannabinoid profiles and quality assurance testing parameters. The harvested material was then sent to several accredited testing laboratories and tested its products by high performance liquid chromatography testing methods. Testing was carried in several labs for validation of the results regarding the accuracy of the cannabinoid profiles.

The lab results from the testing of the cannabis showed a higher cannabinoid profile from being grown in the Colombian climate when compared to the same strains grown in North American climate. The lab results, batch records and procedural archives were also submitted to the Colombian Institute of Agriculture and a day-long presentation was provided by our team. As a result of this process, we received approval for twenty novel strains (ten psychoactive, ten non-psychoactive) from the technical directorate of the ICA, representing a diverse range of chemotypes with novel cannabinoid profiles.

Our production approach is designed according to the European Pharmacopeia and Good Agricultural Collection Practices (GACP) standards. These standards meet South American, European, US and Canadian quality assurance standards for production of commercialization of cannabis.

In addition, in order to adhere to Canadian production regulations with respect to seed approval and strain-acclimatization, in Canada we have created research and development environments (under personal production licenses approved by the Canada Regulators) that mimic the micro-climates in Suesca, Ibague and Bucaramanga. We found Bucaramanga to have the best micro climate for production of our plant strains, and accordingly located our Colombian production there. We have stressed the strains with high temperatures and humidity levels to mimic the natural weather patterns in the areas in which we will be cultivating. This is designed to mitigate the acclimatization risk that we believe many peer companies are experiencing in Colombia.

Our Colombian Cultivation Results

On April 15, 2021 we shared an analysis of our Colombian production harvests. Over this period, we continued to harvest weekly, while adding to our inventory and expanding our analytic data set.

We have now cultivated several successive Colombian harvests with what we consider to be consistent results. The results showed increased production yield, higher cannabinoid percentages, high quality as measured by cannabinoid potency, as well and as low cost per gram production cost relative to North American production. Our lab results showed a higher cannabinoid profile from being grown in the Colombian climate when compared to similar genotypes of strains grown in North American climate. These lab results, batch records and procedural archives, were submitted to ICA during a day-long presentation by our team, which, in turn, resulted in the approval by the technical directorate of ICA for the ten THC (i.e., psychoactive) strains tested. We believe these THC strains represent a diverse range of chemotypes with novel psychoactive cannabinoid profiles.

In addition to the increase in grams produced per square meter, the cannabinoid percentages showed an increase when produced in Colombia when compared to North America. We have now cultivated several successive harvests with repeatable results. We believe these results suggest we have competitive advantages that we describe as Yield, Cannabinoid Potency, Quality, Cost, Frequency of Harvests.

Increased yield – Approaching One kilogram per Square Meter

We believe we have a proprietary approach to cultivation which fosters high yield production. Our first Colombian harvest yielded 424 grams per square meter of production space. The second harvest, 612 grams per square meter and third and fourth harvest resulted in yields of 684 grams and 893 grams per square meter respectively. The fifth and sixth harvest yielded 894 and 905 grams per square meter respectively. We believe this data shows that our team, is approaching its goal of one kilogram per square meter goal of production output.

Potency-Cannabinoid Production

In Colombia, per our internal testing we have achieved repeatable THC cannabinoid percentages of 29.08% in the psychoactive varieties and CBD percentages of 24.64%. With our continuous quality improvement program, these percentages have continued to increase. The data collected showed that these strain profiles showed a significant increase in cannabinoid content when comparing the output from our Colombian cultivation to our North American cultivation environments.

Cost of Production – Approximately $0.05 per Gram

Our cash cost of raw flower production is anticipated to be $0.05 cents per gram based on historical production of ours and other companies in the same region. This presents a potential increased margin advantage to multi-state operators within the United States if and when we are able to sell cannabis to the United States, and potentially for wholesale buyers internationally. We believe suggests we can reduce the cost of supply and improve margin for distributors in markets with costs of production between $1.00 - $2.00.

Quality – Meeting European Pharmacopeia (International) Standards

Our cultivation and production processes meet European Pharmacopeia standards and Good Agricultural Collection Practices (GACP) standards with zero pesticide use, as they were designed from inception. These standards meet South American, European, US and Canadian quality assurance standards for production of commercialization of cannabis. Every cannabis plant is counted and audited during every day of its life cycle. Data collected includes temperature, humidity, pest and disease management indicators. All harvested material is tested for physical identity, aflatoxins, foreign body count, total aerobic plate count, total yeast, e coli, salmonella, bile tolerant gram-negative bacteria, cannabinoids, cadmium, lead, arsenic, mercury, terpenes and pesticides. All product is analyzed and approved based upon meeting thresholds for each of the testing parameters.

Frequency of Harvests: We Have Maintained Consistent Production with Weekly Rolling Harvests

Given the advantages that the equatorial climate of Colombia offers, we have been harvesting weekly, suggesting we should be able to offer reliably consistent supplies in large volumes to multiple markets simultaneously.

Our Focused Cultivation and Cannabis Plant Development Approach

We received approval from the Colombian Ministry of Agriculture (“ICA”) for 20 out of 20 plant strains (10 CBD and 10 THC). ICA reported to us in February 2021 that we were the first company to do so. Our strains have both non-psychoactive and psychoactive varieties that have been legally cultivated both in North America and now in the South America. As a result, we have activated our Colombian licenses for production, extraction, importation and exportation of psychoactive and non-psychoactive cannabis.

This is the culmination of a year-long process that began with the registration of what, in our opinion, are our novel strains with the Colombian national cultivar registry. Each strain was then germinated into plantlets in our cultivation center in Colombia. Following germination, the plants were tested in field trials over five months of field trials that included data collection, analysis and phenotyping of the strains during the vegetation life cycle. These strains were given proprietary nutrients, handled with standard operating procedures guided towards the plant flowering phase, while detailed batch record audit data was collected every day of the plant life cycle. Following flowering, the plants were harvested and tested for cannabinoid profiles and quality assurance testing parameters. The harvested material was then sent to several (accredited testing laboratories and tested by liquid chromatography testing methods for validation of the accuracy of the cannabinoid profiles.

It should be noted that production is divided into two key types of products: (i) “non-psychoactive” means the strains and genetics with THC levels of less than 1% by weight (ii) “psychoactive” means the strains that have more than 1% THC by weight. Approval of psychoactive cultivation is much more complex than the non-psychoactive approvals in Colombia. In order for a Colombian licensed producer to gain approval to sell and export, the producer must first register their genetics, then go forth and cultivate a limited number of plants as a test harvest. Following the harvest, drying and extraction processing, the product is analyzed and presented to the Colombian Ministry of Agriculture; we have received the requisite approvals from the Colombian Government for each phase of its cannabis development and cultivation.

Our Path from Testing to Approved Cannabis Exports from Colombia

On April 20, 2021 we received clearance from the Colombian authorities to export our harvested non psychoactive cannabis-based products from our first harvest. This milestone was achieved after having undergone the testing and cultivation activities described immediately above herein, and having received the ICA and Colombian Ministry of Justice approvals and licenses described below. Moreover, on April 26, 2021, we received approval to export cannabis-based products to a second international market.

In October 2020 we were granted from ICA approval to begin the seed evaluation process for our ten non-psychoactive CBD strains. In addition, on April 29, 2021, the Ministry of Justice signed a resolution authorizing us to evaluate our Company’s proprietary strains in order that we could select our best pheno-typed THC psychoactive cannabis strains with the best commercial production characteristics. Along with our previous approval for non-psychoactive evaluation, our subsidiary Allied Colombia S.A.S. could then evaluate all twenty of our psychoactive and non-psychoactive strains.

On October 15, 2020, we received approval from the Colombian Institute of Agriculture (“ICA”) for the cultivation and commercialization of each of our ten proprietary CBD non-psychoactive strains submitted within seed evaluation process which commenced a year earlier. Such enabled us to process and sell our Colombian CBD non-psychoactive production.

On March 9, 2021, we announced that we received ICA approval for the commercialization of its our proprietary THC psychoactive cannabis strains, which was the culmination of the evaluation process for which permission was granted in late April 2020. Each of our ten psychoactive strains were approved and we have passed all of the ICA requirements to be able to cultivate the resultant plants. As a result, we have has applied for a psychoactive export quota for both 2021 and 2022 under the Colombian regulatory regime. These applications are for the oil equivalent of 10,000 kgs of flower and 85,000 kgs of flower for 2021 and 2022 respectively.

Following the first commercial harvest, and in anticipation of requisite ICA and Ministry of Justice approvals, we obtained signed sales off-take contracts with international buyers from Canada, the USA, Europe, and then applied for clearance to export.

Potential United States Production in the Event of Federal Cannabis Legalization

Our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “ Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”).

While we have begun to enter into arrangements with United States based companies that may themselves participate in the United States cannabis market, we do not hold any US assets, but rather have a call option to purchase that can be exercisable or exchangeable upon cannabis becoming legal or permissible in the United States under Federal law.

We will only conduct business activities related to growing or processing cannabis in jurisdictions, including the United States, when it is federally permissible to do so. We are not considered a United States Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 – Issuers with United States Marijuana-Related Activities (the “Staff Notice”)) nor do we have material ancillary involvement in the United States. cannabis industry in accordance with the Staff Notice. While we have several arrangements with United States based companies that may themselves participate in the United States cannabis market, these relationships do not violate the federal laws of the United States respecting cannabis and in no manner involve us in any activities in the United States respecting cannabis.

Regulatory Matters

Colombia

Our cultivation operations are in Colombia and are conducted by Allied Colombia S.A.S., a wholly-owned subsidiary. As a cultivator of cannabis, the Company is substantially dependent on the licenses for cultivation, production and other regulatory activities, granted to Allied Colombia by Colombian governmental and regulatory bodies.

The following table summarizes regulations applicable to the cultivation, fabrication, import, export and use of cannabis in Colombia.

Regulation:	Regulates:
Law 1787 of 2016	Legalizes the use of Cannabis for medical and scientific purposes
Decree 613 of 2017 modifies Decree 780 of 2016

Regulates law 1787 establishing a licensing system and process. Defines psychoactive and non-psychoactive cannabis and the quota system for psychoactive cannabis in accordance with Single Convention of Narcotics of 1961 and amendments

Resolution 577 of 2017 from the Ministry of Justice

Regulates the evaluation and control of the following licenses:

a. Seed Use

b. Cultivation of psychoactive plants (High-THC cultivation license)

c. Cultivation of non-psychoactive plants (Low-THC cultivation license)

Creates requirement for security protocol

Resolution 578 of 2017 from the Ministry of Justice

Resolution 578 of 2017 from the Ministry of Justice Regulates the cost of the following licenses:

a. Seed Use

b. Cultivation of psychoactive plants (High-THC cultivation license)

c. Cultivation of non-psychoactive plants (Low-THC cultivation license)

Resolution 579 of 2017 from the Ministry of Justice

Establishes that growers that cultivate on a half a hectare area (5,000 square meters) or less are considered small and medium growers and, therefore, may access technical advice, priority allocation of quotas and purchase of their production by the processor and requires that 10 percent of the total production of the processor must come from small and medium producers.

Resolution 2892 of 2017 from the Ministry of Health

Regulates the evaluation and control of the Fabrication of Cannabis derivatives (High-THC Production License) Provides guidelines for appropriate security protocols for manufacturing cannabis derivatives including physical security, monitoring, detection, and incident reporting to authorities.

Resolution 2891 of 2017 from the Ministry of Health	Regulates the cost of the High-THC production License
Resolution 1478 of 2006 from the Ministry of Health modified by Resolution 315 of 2020.

Regulation of the control, monitoring and surveillance of the import, export, processing, synthesis, manufacture, distribution, dispensing, purchase, sale, destruction and use of controlled substances, medicines or products containing them and on those which are State Monopoly

Decree 2200 of 2005 from the Ministry of Health	Regulates pharmaceutical services including the Magistral Preparations
Guidelines for the GEP certification for Magistral Preparations with Cannabis issued the 25 of October 2019 by INVIMA	Establishes the requirements for labs to obtain the GEP certification for the fabrication of Magistral Preparations with Cannabis derivatives

Licenses

The Ministries of Health, Justice and Agriculture issued Decree 613 of 2017 to define the licenses that can be granted with respect to permissible activities related to medical cannabis that include: (i) the production of cannabis derivatives; (ii) use of seeds for sowing; (iii) planting of psychoactive cannabis plants; and (iv) planting non-psychoactive cannabis plants.

Apart from a psychoactive cannabis license, Allied Colombia has obtained licenses in each of the above categories, necessary to carry out its operations. Licenses are not transferable, interchangeable, or assignable and are valid for five years and can be renewed for additional five-year periods upon request. Each of the Licenses is current and has not expired. None of the Licenses are subject to current, pending, or compromised regulatory action.

Strains Registration

Allied Colombia has varieties of cannabis in various stages of the registration process. Each strain, whether high or low in THC, must undergo an agronomic evaluation by the agricultural health entity - Instituto Colombiano Agropecuario (ICA). For the strains to be included in the National Registry of Cultivars, the following steps must be completed: (i) Genetic Stabilization; (ii) Agronomic Test; (iii) Phase 1 strain registry (legal document that allows the license to enter a strain in the registry); and (iv) Strain registration phase 2 (registration that allows the licensee to market any cannabis product derived from the specific strain in the registry). The harvest is also in the process of agronomic evaluation of additional strains. Based on the yields of each strain, as determined by agronomic testing, Allied Colombia may decide to register fewer strains than available. The decision to complete the registration process of a strain depends on several factors, such as biomass yields, cannabinoid profile, average cannabinoid content, resistance to pests among others as determined by agronomic tests, and the intended uses by the company.

Allied Colombia has twenty varieties of medicinal cannabis registered with the ICA and has the registration as a producer of selected seeds granted by the ICA. Upon receiving the ICA Permit, Allied Colombia commenced commercial cultivation.

In compliance with its international obligations, Colombia establishes an annual limit for the production volume of cannabis plants and derivatives, which is monitored by the International Narcotics Control Board. Based on this limit, the Colombian government established a quota system, in order to control the amount of psychoactive cannabis production per license. This means that for the Psychoactive Cannabis License, licensees must first apply for a specific crop or manufacturing quota, before beginning production.

According to publicly available information from ICA, as of December 2020, there are 650 companies with license for the production of Cannabis derivatives in Colombia. All companies are at different stages and many are not moving forward. Approximately 10% of these companies have passed their ICA seed evaluation and only a handful of companies have been cleared to export product. Allied Colombia is now one of the Colombian companies cleared to export to more than one international market.

Protection of Environment and Human Health and Safety

We are subject to various Colombian federal, state and local and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Some of our operations include the use, generation and disposal of hazardous materials. We also plan to acquire ownership in new facilities and properties, some of which may have had a history of commercial or other operations. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate, including contamination caused by prior owners or operators of such sites, abutters or other persons, and the off-site disposal of hazardous substances. Violations of these laws and regulations may result in substantial civil penalties or fines.

United States

The United States health care industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our businesses in several ways, including requiring licensure or certification of facilities. Our ability to conduct our business and to operate profitability depends in part upon obtaining and maintaining all necessary licenses and other approvals; and complying with applicable healthcare laws and regulations.

Regulation of CBD (Medical Cannabidiol Product)

The United States Agricultural Improvement Act of 2018 (the “2018 Farm Act”) removed hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and Federally legalized the cultivation and sale of hemp, subject to compliance with certain federal requirements and state laws. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. Our medical CBD products are Federally legal in the United States in that they contain less than 0.3% THC in compliance with the 2018 Farm Act guidelines and have no psychoactive effects on our patients and customers. However, there can be no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under Federal law in the United States.

The 2018 Farm Act also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Act did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over CBD products. The 2018 Farm Act delegated authority to regulate and limit the production of hemp and hemp derived products to the state governments. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such laws of the several states will not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of Federal or State laws and regulations, or amendments thereto that are adverse to our intended medical CBD products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

Marijuana (Cannabis)

Marijuana (Cannabis) in the United States, cannabis is regulated at the both the Federal and State levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (“CSA”), making it illegal under Federal law in the United States to cultivate, distribute, or possess cannabis. Certain states may have enacted statutes and regulations take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. Federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law.

As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was first addressed in August 2013 when then Deputy Attorney General James Cole authored a memorandum (the “Cole Memorandum”), addressed to all U.S. district attorneys acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis.

The Cole Memorandum outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. In particular, the Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the Department of Justice has never provided specific guidelines for what regulatory and enforcement systems it deems sufficient under the Cole Memorandum standard.

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum (the “Sessions Memorandum”) that rescinded the Cole Memorandum. The Sessions Memorandum rescinded previous nationwide guidance specific to the prosecutorial authority of U.S. attorneys relative to cannabis enforcement on the basis that they are unnecessary, given the well-established principles governing federal prosecution that are already in place. Those principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution and the cumulative impact of particular crimes on the community.

As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and therefore it is uncertain how active federal prosecutors will be in relation to such activities. Due to the ambiguity of the Sessions Memorandum, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

On January 15, 2019, U.S. Attorney General nominee William P. Barr suggested a different approach to cannabis regulation than Sessions (his predecessor) during his confirmation hearing before the Senate Judiciary Committee. Mr. Barr stated that his approach to cannabis regulation would be not to upset settled expectations that have arisen as a result of the Cole Memorandum, that it would be inappropriate to upset the current situation as there has been reliance on the Cole Memorandum and that he would not be targeting companies that have relied on the Cole Memorandum and are complying with state laws with respect to the distribution and production of cannabis. While he did not offer support for cannabis legalization, Mr. Barr did emphasize the need for the U.S. Congress to clarify federal laws to address the untenable current situation which has resulted in a backdoor nullification of federal law.

Additionally, under U.S. federal law it may, under certain circumstances, be a violation of federal money laundering statutes for financial institutions to accept any proceeds from cannabis sales or any other Schedule I controlled substances. Certain Canadian banks are similarly reluctant to transact business with U.S. cannabis companies, due to the uncertain legal and regulatory framework characterizing the industry at present. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to U.S. cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering or conspiracy. Despite these laws, in February 2014, the Financial Crimes Enforcement Network (“FCEN”) of the U.S. Treasury Department issued a memorandum (the “FCEN Memo”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FCEN Memo states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. It is unclear at this time whether the Biden administration will follow the guidelines of the FCEN Memo.

As previously discussed herein, we plan on expanding our activities to include cannabis and psilocybin product sales and distribution in the United States if and when such activities are legalized by the Federal Government of the United States.

If Federally legalized in the United States, we expect that our cannabis products will be specifically focused on cannabis for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for healthcare providers in place of prescribing opioids to patients. Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal cannabis, combined with our existing clinic-based treatment protocols may allow us to provide a unique model that we do not believe is readily available in the United States.

Other Medical Practice Regulation

The United States healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we may provide cannabis products, our contractual relationships with our providers, vendors and clients, our marketing activities, and other aspects of our planned operations in the event such activities become Federally legal in the United States, of which there can be no assurance. Of particular importance are:

●	The Federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for, or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

●	The criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations (collectively, “HIPAA”), and related rules which prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent, to violate it to have committed a violation.

●	Similar state law provisions pertaining to anti-kickback, and false claims issues.

●	State laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions, or engaging in certain practices such as splitting fees with physicians.

●	Laws that regulate debt collection practices as applied to our debt collection practices.

Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, and loss of status. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with applicable regulatory requirements could impose liability on us and negatively affect our business. Any action against us for violation of these laws or regulations could cause us to incur significant legal expenses, divert our management’s attention from business operations, and result in adverse publicity.

Packaging, Labeling and Advertising

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, HHS, the USDA and the United States Environmental Protection Agency (the “EPA”). These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost sales and increased costs to the Company. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market, or may determine that a particular product or product ingredient presents an unacceptable health risk. Regulatory agencies may also determine that a particular statement of nutritional support on our products, or a statement that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim,” or that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination could prevent us from marketing particular products or using certain statements on those products, which could adversely affect our sales and results of operations.

Canada

On October 17, 2018 marijuana in Canada became Federally legal.

According to Canadian Federal law, adults are legally permitted to purchase, use, possess, and grow recreational cannabis. The legal age and cultivation laws vary depending on the province. The minimum legal age is 19 in Canada except in the provinces of Alberta and Quebec where it is 18.

The maximum amount one is allowed to possess from a recreational source is 30 grams in all Canadian provinces, but in most locations, one is allowed to have larger amounts at home. In British Columbia for example, a person may possess up to 1,000 grams of marijuana at home. There is no limit to home possession in Manitoba. Those with a prescription are authorized to possess up to a five-day amount of their prescribed amount of medical cannabis.

Peru

We have been authorized to export our cannabis products from Colombia to Peru. Medical marijuana possession is legal, although recreational possession is not. In October 2017, Peru’s Congress passed a bill to legalize medical marijuana allowing cannabis oil to be produced, imported and commercialized. Additionally, although the cultivation and sale of cannabis remains illegal, the possession of small amounts of cannabis for personal usage has been decriminalized in Peru. According to Article 299 of the Peruvian Penal Code, one may legally carry eight grams of marijuana or two grams of its derivatives, for “your own and immediate consumption”.

Ukraine

Cannabidiol (CBD) products are legal in Ukraine if their THC concentration is lower than 0.08 percent. It is currently illegal to process hemp for CBD extraction in Ukraine. There are some local food processors who use hemp seeds in different food products which are sometimes marked as CBD products, but there is no CBD production in Ukraine.

Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties

Employees

As of the date of this Offering Circular, the Company has approximately 15 contracted employees. The Company does not intend to pay a full salary to any of its executives or management at this time, but has entered into certain consulting agreements. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks, and the market or trading price of our securities could decline due to any of these risks. In addition, please read “Disclosure Regarding Forward-Looking Statements” in this Annual Report, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this Annual Report. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. In this Section, the terms the “Company,” “we”, “our” and “us” refer to Allied Corp. as well as its subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Colombia S.A.S., Pacific Coast Fungi LLC, Allied U.S., Products, LLC and Tactical Relief LLC.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We have a history of operating losses;
•	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) could adversely impact our business;
•	We may not be able to obtain sufficient additional capital to continue our operations;
•	We recently launched our cannabis products and have limited sales and marketing experience;
•

The cannabis industry is heavily regulated in the United States, Canada and Colombia, and if we fail to comply with these laws and governmental regulations, we could incur penalties or be required to make significant changes to our operations or even face criminal or civil sanctions;

•	There are conflicts in the United States between Federal and State regulations related to marijuana;
•	There are also provincial variations in cannabis regulation in Canada that could restrict certain of our operations;
•	Past and future cannabis reform legislation and other changes in the health care industry could adversely affect our business, financial condition and results of operations;
•

We are subject to the Canada Health Act, Canada’s National Health Insurance Program and Food and Drugs Act and analogous provisions of applicable federal, provincial, state and local laws and could face substantial penalties if we fail to comply with such laws;

•	Our products may not be accepted in the marketplace or achieve sales sufficient to provide sufficient profitability;
•

In the United States in particular and also elsewhere we are required to rely on third parties to perform many necessary services for our products, including services related to cultivation, distribution, invoicing, storage and transportation of our products;

•	We may be unable to consistently retain or hire third-party manufacturers, suppliers or other service providers to produce our products;
•	We will depend on a limited number of customers for the majority of our revenue;
•	There may be unanticipated delays in the development and introduction of our current and future products and/or our inability to control costs;
•	Significant competition;
•	Potential third party infringement claims;
•	Risks associated with our current and potential acquisitions related to costs and integration into our product line;
•	We are subject to significant regulatory requirements in the United States, Canada and Colombia;
•	Our stock is subject to dilution through future sale of shares or conversion of existing convertible securities;
•	A significant portion of our stock is held by our officers and directors;
•	We depend on our management and key personnel for our success;
•	The market price for our common stock has and may continue to be volatile;

•	Adequate protection of confidential information;
•	Potential litigation from competitors and claims from customers;
•	Our ability to adequately protect the intellectual property used to produce our products; and
•	Our ability to stay abreast of modified or new laws and regulations applying to our business.

Risks Related to Our Operations

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to its ability to continue as a going concern in their audit report for the years ended August 31, 2021 and 2020.

We are a relatively newly formed company focused on cultivating, processing and supplying natural, medicinal-grade cannabis well being products to large channel distributors, and have limited operating history. We have limited financial resources and minimal operating cash flow. In addition, we do not currently have significant revenues and for the year ended August 31, 2021, had a loss of $11,485,246, and at August 31, 2021 had an accumulated deficit of $19,393,812. There is no guarantee that we will ever become profitable. The costs for research, product development, machinery adaptation to create our product candidates and cannabis products and/or technologies, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses. We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. We have concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended August 31, 2021 and 2020.

The consolidated financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in this offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern.”

We may need additional capital in the future in order to continue our operations.

We conducted a private placement of up to $5,250,000 of Units consisting of shares of common stock and warrants to fund acquisitions and operations in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) of common stock. We obtained gross investment of $3,178,872 in that offering, which was closed on November 5, 2021. Not including that offering we have obtained approximately $7,961,892 in our private placements since the formation of the company, which we are using for acquisitions and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control, including:

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

The Coronavirus (“COVID-19”) outbreak or similar pandemics could adversely affect our operations.

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease and other unforeseen events, including the outbreak a of respiratory illness caused by COVID-19 and the related economic repercussions. We cannot accurately predict the effects COVID-19 will have on our operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. We were required to postpone distribution of our MaXXa© product as a direct result of COVID-19. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations. Agricultural activity has been declared as an essential activity in Colombia. We take safety precautions include the use of masks and gloves at our affiliated company in Colombia for the cultivation of our product.

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

Recent and future acquisitions and strategic investments could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute shareholder value, and harm our results of operations and financial condition.

We acquired Medicolombia S.A.S. (renamed Allied Colombia S.A.S.), and we may in the future seek to acquire or invest in, businesses, products, or technologies that we believe could complement our operations or expand our breadth, enhance our capabilities, or otherwise offer growth opportunities. Our diversity of product offerings may not be successful. While our growth strategy includes broadening our service and product offerings, implementing an aggressive marketing plan and employing product diversification, there can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of our planned growth and diversified product offerings, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Additionally, the integration of our acquisitions and pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. Specifically, we may not successfully evaluate or utilize the acquired products, assets or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized, or we may be exposed to unknown risks or liabilities of our acquisitions.

We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations, and financial condition may suffer. In some cases, minority shareholders may exist in certain of our non-wholly-owned acquisitions (for businesses we do not purchase as an 100% owned subsidiary) and may retain minority shareholder rights which could make a future change of control or corporate approvals for actions more difficult to achieve and/or more costly.

We also make strategic investments in early-stage companies developing products or technologies that we believe could complement our business or expand our breadth, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early-stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, the companies in which we invest may not succeed, and our investments would lose their value.

Certain conditions or events could disrupt the Company’s supply chains, disrupt operations, and increase operating expenses.

Conditions or events including, but not limited to, the following could disrupt the Company’s supply chains and in particular its ability to deliver its products, interrupt operations at its facilities, increase operating expenses, resulting in loss of sales, delayed performance of contractual obligations or require additional expenditures to be incurred: (i) extraordinary weather conditions or natural disasters such as hurricanes, tornadoes, floods, fires, extreme heat, earthquakes, etc.; (ii) a local, regional, national or international outbreak of a contagious disease, including the COVID-19 coronavirus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other similar illness could result in a general or acute decline in economic activity; (iii) political instability, social and labor unrest, war or terrorism; or (iv) interruptions in the availability of basic commercial and social services and infrastructure including power and water shortages, and shipping and freight forwarding services including via air, sea, rail and road.

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

Demand for cannabis and derivative products could be adversely affected and significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention or other research findings.

Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of medicinal cannabis are mixed and evolving and can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medicinal cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medicinal cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity, could have a material adverse effect on the demand for medicinal cannabis and on our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding cannabis in general or associating the consumption of medicinal cannabis with illness or other negative effects or events, could have such a material adverse effect. Public opinion and support for medicinal cannabis use has traditionally been inconsistent and varies from jurisdiction to jurisdiction. Our ability to gain and increase market acceptance of our business may require substantial expenditures on investor relations, strategic relationships and marketing initiatives. There can be no assurance that such initiatives will be successful and their failure to materialize into significant demand may have an adverse effect on our financial condition.

Damage to the Company’s reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether such publicity is accurate or not.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding the Company and its activities, whether true or not. Although the Company believes that it operates in a manner that is respectful to all stakeholders and that it takes pride in protecting its image and reputation, it does not ultimately have direct control over how it is perceived by others. Reputational loss may result in decreased ability to enter into new customer, distributor or supplier relationships, retain existing customers, distributors or suppliers, reduced investor confidence and access to capital, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our financial performance, financial condition, cash flows and growth prospects.

We are subject to the inherent risks involved with product recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if our products are subject to recall, our reputation could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention, potential loss of applicable licenses, and potential legal fees and other expenses.

The Company’s products could have unknown side effects.

If the products the Company sells are not perceived to have the effects intended by the end user, its business may suffer and the business may be subject to products liability or other legal actions. Many of the Company’s products contain innovative ingredients or combinations of ingredients. There is little long-term data available with respect to efficacy, unknown side effects and/or interaction with individual human biochemistry, or interaction with other drugs. Moreover, there is little long-term data available with respect to efficacy, unknown side effects and/or its interaction with individual animal biochemistry. As a result, the Company’s products could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

The Company may be unable to anticipate changes in its potential client requirements that could make the Company’s existing products and services obsolete. The Company’s success will depend, in part, on its ability to continue to enhance its product and service offerings so as to address the increasing sophistication and varied needs of the market and respond to technological and regulatory changes and emerging industry standards and practices on a timely and cost-effective basis.

Research regarding the medical benefits, viability, safety, efficacy, use and social acceptance of cannabis remains in early stages.

There have been relatively few clinical trials on the benefits of cannabis. Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, investors should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated herein or reach negative conclusions related to medical cannabis, which could have a material adverse effect on the demand for the Company’s products, which could result in a material adverse effect on our business, financial condition and results of operations or prospects.

The seasonal trends in our business create variability in our financial and operating results.

Our financial and operating results are subject to seasonal and quarterly variations in our net revenue and operating income and, as a result, our quarterly results may fluctuate and could be below expectations.

We anticipate that our business will realize a disproportionate amount of net revenue and earnings in the third and fourth quarter as a result of the holiday season. If we experience lower than expected net revenue during any third or fourth quarter, it may have disproportionately large effects on our operating results and financial condition for that year. Any factors that harm our third or fourth quarter operating results, including disruptions in our brands or our supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations and our financial condition for our entire fiscal year.

The Company may not be able to maintain effective quality control systems.

The Company may not be able to maintain an effective quality control system. The Company ascribes its early successes, in part, on its commitment to product quality and its effective quality control system. The effectiveness of the Company’s quality control system and its ability to obtain or maintain regulatory certification with respect to its manufacturing, processing and testing facilities depend on a number of factors, including the design of its quality control procedures, training programs, and its ability to ensure that its employees adhere to the Company’s policies and procedures. The Company also depends on service providers such as toll manufacturers and contract laboratories to manufacture, process or test its products, that are subject to regulatory certification requirements.

We expect that regulatory agencies will periodically inspect our and our service providers’ facilities to evaluate compliance with applicable requirements. Failure to comply with these requirements may subject us or our service providers to possible regulatory enforcement actions. Any failure or deterioration of the Company’s or its service providers’ quality control systems, including loss of any required certification, may have a material adverse effect on the Company’s business, results of operations and financial condition.

Energy prices and supply may be subject to change or curtailment due to new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, imposition of restrictions on energy supply by government, worldwide price levels and market conditions.

The Company requires diesel and electric energy and other resources for its cultivation and harvest activities and for transportation of cannabis. the Company relies upon third parties for its supply of energy resources used in its operations. The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, imposition of restrictions on energy supply by government, worldwide price levels and market conditions. Although the Company attempts to mitigate the effects of fuel shortages, electricity outages and cost increases, the Company’s operations will continue to depend on external suppliers of fuel and electricity. If energy supply is cut for an extended period and the Company is unable to find replacement sources at comparable prices, or at all, the Company’s business, financial condition and results of operations could be materially and adversely affected.

There are risks associated with the regulatory regime and permitting requirements of our operations.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of our products. We may not be able to obtain or maintain the necessary licenses, permits, quotas, authorizations or accreditations to operate our business, or may only be able to do so at great cost. We cannot predict the time required to secure all appropriate regulatory approvals for our products, or the extent of testing and documentation that may be required by local governmental authorities.

Our officers and directors must rely, to a great extent, on Colombian legal counsel and local consultants retained in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect our business operations, and to assist us with governmental relations. We must rely, to some extent, on those members of management and the Board who have previous experience working and conducting business in Colombia in order to enhance our understanding of and appreciation for the local business culture and practices in Colombia.

We also rely on the advice of local experts and professionals in connection with any current and new regulations that develop in respect of banking, financing and tax matters in Colombia. Any developments or changes in such legal, regulatory or governmental requirements or in local business practices in Colombia are beyond our control and may adversely affect our business.

We will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate those suffering loss or damage by reason of our operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition.

The cannabinoid industry faces strong opposition and may face similar opposition in other jurisdictions in which we operate.

Many political and social organizations oppose hemp and cannabis and their legalization, and many people, even those who support legalization, oppose the sale of hemp and cannabis in their geographies. Our business will need support from local governments, industry participants, consumers and residents to be successful. Additionally, there are large, well-funded businesses that may have a strong opposition to the cannabis industry. For example, the pharmaceutical and alcohol industries have traditionally opposed cannabis legalization. Any efforts by these or other industries opposed to cannabis would make in halting or impeding the cannabis industry could have detrimental effects on our business.

We are subject to the risks inherent in an agricultural business.

Our business involves the growing of cannabis, which is an agricultural product. The occurrence of severe adverse weather conditions, especially droughts, fires, storms or floods is unpredictable and may have a potentially devastating impact on agricultural production and may otherwise adversely affect the supply of cannabis. Adverse weather conditions may be exacerbated by the effects of climate change and may result in the introduction and increased frequency of pests and diseases. The effects of severe adverse weather conditions may reduce our yields or require us to increase our level of investment to maintain yields. Additionally, higher than average temperatures and rainfall can contribute to an increased presence of insects and pests, which could negatively affect cannabis crops. Future droughts could reduce the yield and quality of our cannabis production, which could materially and adversely affect our business, financial condition and results of operations.

The occurrence and effects of plant disease, insects and pests can be unpredictable and devastating to agricultural production, potentially rendering all or a substantial portion of the affected harvests unsuitable for sale. Even when only a portion of the production is damaged, our results of operations could be adversely affected because all or a substantial portion of the production costs may have been incurred. Although some plant diseases are treatable, the cost of treatment can be high and such events could adversely affect our operating results and financial condition. Furthermore, if we fail to control a given plant disease and the production is threatened, we may be unable to adequately supply our customers, which could adversely affect our business, financial condition and results of operations. There can be no assurance that natural elements will not have a material adverse effect on production.

Our operations could be materially and adversely affected if the supply of cannabis seeds is ceased or delayed and we do not find replacement suppliers and obtain all necessary authorizations.

If for any reason the supply of cannabis seeds is ceased or delayed, we would have to seek alternate suppliers and obtain all necessary authorization for the new seeds. If replacement seeds cannot be obtained at comparable prices, or at all, or if the necessary authorizations are not obtained, our business, financial condition and results of operations would be materially and adversely affected.

Many of our competitors have greater resources that may enable them to compete more effectively than us in the cannabis industry.

The industry in which we operate is subject to intense and increasing competition. Some of our competitors have a longer operating history and greater capital resources and facilities, which may enable them to compete more effectively in this market. We expect to face additional competition from existing licensees and new market entrants who are granted licenses in Colombia, who are not yet active in the industry. If a significant number of new licenses are granted in the near term, we may experience increased competition for market share and may experience downward pricing pressure on our products as new entrants increase production. Such competition may cause us to encounter difficulties in generating revenues and market share, and in positioning our products in the market. If we are unable to successfully compete with existing companies and new entrants to the market, our lack of competitive advantage will have a negative effect on our business and financial condition.

The legalization of adult-use, recreational cannabis may reduce sales of medical cannabis.

Legalization of the sale to adults of recreational, non-medical cannabis in any country may increase competition in the medical cannabis market. We may not be able to achieve our business plan in a highly competitive market where recreational, adult-use cannabis is legal, or the market may experience a drop in the price of cannabis and cannabis products over time, decreasing our profit margins.

The Company is reliant on third party transportation services and importation services to deliver its products to customers.

The Company relies on third party transportation services and importation services to deliver its products to its customers. The Company is exposed to the inherent risks associated with relying on third party transportation service-providers, including logistical problems, delays, loss or theft of product and increased shipping and insurance costs. Any delay in transporting the product, breach of security or loss of product, could have a material adverse effect on the Company’s business, financial performance and results of operations. Further, any breach of security and loss of product during transport could affect the Company’s status as a licensed producer in Colombia.

The Company is dependent on suppliers to supply equipment, parts and components for the operation of its business.

The Company’s ability to compete and grow will be dependent upon having access, at a reasonable cost and in a timely manner, to equipment, parts and components. No assurances can be given that the Company will be successful in maintaining the required supply of equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by capital expenditure programs may be significantly greater than anticipated or available, in which circumstance there could be a materially adverse effect on the Company’s financial results.

We may not be able to establish and maintain bank accounts in certain countries.

There is a risk that banking institutions in countries where we operate will not open accounts for us or will not accept payments or deposits from proceeds related to the cannabis industry. Such risks could increase our costs or prevent us from expanding into certain jurisdictions.

The Company may be subject to cyber-security and privacy risks that could disrupt its operations and expose the Company to financial losses, contractual losses, liability, reputational damage and additional expense.

The Company may be subject to risks related to our information technology systems, including cyber-attacks, malware, ransomware and phishing attacks that could target our intellectual property, trade secrets, financial information, personal information of our employees, customers and patients, including sensitive personal health information. The occurrence of such an attack could disrupt our operations and expose the Company to financial losses, contractual damages, liability under labor and privacy laws, reputational damage and additional expenses. We have implemented security measures to protect our data and information technology systems; however, such measures may not be effective in preventing cyber-attacks. We may be required to allocate additional resources to implement additional preventative measures including significant investments in information technology systems. A serious cyber-security breach could have a material adverse effect on our business, financial condition and results of operations.

The Company may collect and store certain personal information about customers and is responsible for protecting such information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. In addition, theft of data is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such privacy breach or theft could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company were found to be in violation of privacy or security rules or other laws protecting the confidentiality of information, the Company could be subject to sanctions and civil or criminal penalties, which could increase its liabilities, harm its reputation and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may incur significant costs to defend its intellectual property and other proprietary rights.

The ownership and protection of trademarks, patents, trade secrets and intellectual property rights are significant aspects of the Company’s future success. Unauthorized parties may attempt to replicate or otherwise obtain and use the Company’s products and technology. Policing the unauthorized use of the Company’s current or future trademarks, patents, trade secrets or intellectual property rights could be difficult, expensive, time-consuming and unpredictable, as may be enforcing these rights against unauthorized use by others.

In addition, other parties may claim that the Company’s products infringe on their proprietary and perhaps patent protected rights. Such claims, regardless of their merit, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders and/or require the payment of damages. As well, the Company may need to obtain licenses from third parties who allege that the Company has infringed on their lawful rights. Such licenses may not be available on terms acceptable to the Company or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property that it does not own.

Risks Related to Operations in Colombia

We are reliant on certain licenses and authorizations to operate in Colombia.

Our ability to grow, store and sell cannabis in Colombia is dependent on our ability to sustain and/or obtain the necessary licenses and authorizations by certain authorities in Colombia. To date, we have received the licenses we need to operate our facilities in Colombia. The effects of the compliance regime, any delays in obtaining, or failure to obtain or keep the regulatory approvals may significantly delay or impair the development of markets, products and sales initiatives and could have a material adverse effect on our business, results of operations and financial condition.

The licenses and authorizations are subject to ongoing compliance and reporting requirements and our ability to obtain, sustain or renew any such licenses and authorizations on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies in Colombia and potentially in other foreign jurisdictions. Failure to comply with the requirements of the licenses or authorizations or any failure to maintain the licenses or authorizations would have a material adverse effect on our business, financial condition and operating results.

Although we believe that we will meet the requirements to obtain, sustain or renew the necessary licenses and authorizations, there can be no guarantee that the applicable authorities will issue these licenses or authorizations. Should the authorities fail to issue the necessary licenses or authorizations, we may be curtailed or prohibited from the production and/or distribution of cannabis or from proceeding with the development of our operations as currently proposed and our business, results of operations and financial condition may be materially adversely affected.

Restrictions or regulations concerning changes in corporate structure may discourage transactions that otherwise could involve payment of a premium over prevailing market process for our securities.

Colombian cannabis licenses are granted on a non-transferable, non-exchangeable and non-assignable basis. Any breach of this restriction may result in the revocation of the license. While there are no specific regulations or restrictions regarding the effects of a change in control, modification of the corporate structure, issuance of shares, or any changes in holders or final beneficiaries on the cannabis licenses, these restrictions may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our cultivation operations are located in Colombia, which may make it more difficult for investors to understand and predict how changing market and economic conditions will affect our financial results.

Our cultivation operations are located in Colombia and, consequently, are subject to the economic, political and tax conditions prevalent in that country. The economic conditions in Colombia are subject to different growth expectations, market weaknesses and business practices than economic conditions in other markets. We may not be able to predict how changing market conditions in Colombia will affect our financial results.

As of the date of this Offering Circular, Colombia’s long-term foreign currency sovereign credit ratings were affirmed “Baa2” by Moody’s, “BBB-” by S&P and “BBB” by Fitch, three of the main rating agencies worldwide. The Colombian economy is expected to experience a modest recovery in growth in 2019, along with a decrease in the current account deficit and a marginal increase in debt in the coming three years. The stable outlook reflects their expectation that Colombia’s established political institutions and track record of consensus on key economic policies will contribute to economic stability and continuity over the coming two to three years.

Colombia’s economy, like most Latin-American countries, continues to suffer from the effects of lower commodity prices, mainly oil, reflected in its elevated level of external debt. Even though the country has taken measures to stabilize the economy, it is uncertain how these measures will be perceived and if the intended goal of increasing investor’s confidence will be achieved.

Economic and political conditions in Colombia may have an adverse effect on our financial condition and results of operations.

Our cultivation operations are located in Colombia. Consequently, our financial condition and results of operations depend significantly on macroeconomic and political conditions prevailing in Colombia. Decreases in the growth rate, periods of negative growth, increases in inflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange controls and other matters such as (but not limited to) currency depreciation, inflation, interest rates, taxation, banking laws and regulations and other political or economic developments in or affecting Colombia may affect the overall business environment and may, in turn, adversely affect our financial condition and results of operations in the future. The Colombian government frequently intervenes in Colombia’s economy and from time to time makes significant changes in monetary, fiscal and regulatory policy. Our business and results of operations or financial condition may be adversely affected by changes in government or fiscal policies, and other political, diplomatic, social and economic developments that may affect Colombia. We cannot predict what policies the Colombian government will adopt and whether those policies would have a negative effect on the Colombian economy or on our business and financial performance in the future.

We cannot assure you whether current stability in the Colombian economy will be sustained. If the condition of the Colombian economy were to deteriorate, we would likely be adversely affected.

Colombia could experience substantial inflation in the future resulting in the Company’s costs in the Colombian peso increasing significantly.

Colombia has in the past experienced double-digit rates of inflation. If Colombia experiences substantial inflation in the future, the Company’s costs in Colombian peso terms will increase significantly, subject to movements in applicable exchange rates. Inflationary pressures may also curtail the Company’s ability to access global financial markets in the longer term and its ability to fund planned capital expenditures, and could materially adversely affect the Company’s business, financial condition and results of operations. The Colombian government’s response to inflation or other significant macro-economic pressures may include the introduction of policies or other measures that could increase the Company’s costs, reduce operating margins and materially adversely affect its business, financial condition and results of operations.

Colombia has experienced and continues to experience internal security issues that have had or could have a negative effect on the Colombian economy and our financial condition.

Colombia is subject to sustained internal security issues, primarily due to the activities of guerrilla groups, such as dissidents from the former Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia), or “FARC,” the National Liberation Army (Ejército de Liberación Nacional), or “ELN,” paramilitary groups, drug cartels and criminal gangs (Bacrim). In remote regions of the country with minimal governmental presence, these groups have exerted influence over the local population and funded their activities by protecting and rendering services to drug traffickers and participating in drug trafficking activities. Even though the Colombian government’s policies have reduced guerilla presence and criminal activity, particularly in the form of terrorist attacks, homicides, kidnappings and extortion, such activity persists in Colombia, and possible escalation of such activity and the effects associated with them have had and may have in the future a negative effect on the Colombian economy and on us, including on our employees, results of operations and financial condition. The Colombian government commenced peace talks with the FARC in August 2012, and peace negotiations with the ELN began in November 2016. The Colombian government and the FARC signed a peace deal on September 26, 2016, which was amended after voters rejected it in the referendum held on October 2, 2016. The new agreement was signed on November 24, 2016 and was ratified by the Colombian Congress on November 30, 2016 and is being implemented after four years of negotiations. Pursuant to the peace agreements negotiated between the FARC and the Colombian government in 2016, the FARC occupies five seats in the Colombian Senate and five seats in the Colombian House of Representatives. The new deal clarifies protection to private property, is expected to increase the government’s presence in rural areas and bans former rebels from running for office in certain newly created congressional districts in post-conflict zones. As a result, during the transition process, Colombia may experience an increase in internal security issues, drug-related crime and guerilla and paramilitary activities, which may have a negative effect on the Colombian economy. Our business or financial condition could be adversely affected by rapidly changing economic or social conditions, including the Colombian government’s response to implementation of the agreement with FARC and ongoing peace negotiations, if any, which may result in legislation that increases the tax burden of Colombian companies.

Despite efforts by the Colombian government, drug-related crime, guerrilla paramilitary activity and criminal bands continue to exist in Colombia, and allegations have surfaced regarding members of the Colombian congress and other government officials having ties to guerilla and paramilitary groups. Although the Colombian government and ELN have been in talks since February 2017 to end a five-decade war, the Colombian government has suspended the negotiations after a series of rebel attacks. On January 17, 2019, a car with explosives burst through the gates at a police academy in Bogotá resulting in 21 people dead and many injured. The Colombian Defense Minister confirmed that the terrorist attack was perpetrated by the ELN. Any possible escalation in the violence associated with this terrorist attack and/or these activities may have a negative effect on the Colombian economy. In addition, the current administration has not honored the peace protocols to be applied in the event of a suspension of peace negotiations entered into by the prior administration, on the grounds that these protocols are only binding to the administration that agreed to them. This situation could result in escalated violence by the ELN and may have a negative effect on the credibility of the Colombian government which could in turn have a negative effect on the Colombian economy. Any terrorist activity in Colombia generally may disrupt supply chains and discourage qualified individuals from being involved with our operations.

Political and economic instability in the region may affect the Colombian economy and, consequently, our results of operations and financial condition.

Some of Colombia’s neighboring countries, particularly Venezuela, have experienced and continue to experience periods of political and economic instability. According to figures from the United Nations, more than two million Venezuelans have emigrated amid food and medicine shortages and profound political divisions in their country. Approximately half of those migrants have opted to live in Colombia, and many have arrived with only what they could carry. Providing migrants with access to healthcare, utilities and education may have a negative effect on Colombia’s economy if the Colombian government is not able to respond adequately to legalize migrants, generate programs to help them find formal jobs, and increase tax revenue and consumption.

Moreover, diplomatic relations with Venezuela and Ecuador have from time to time been tense and affected by events surrounding the Colombian military forces’ confrontations with guerilla groups, particularly on Colombia’s borders with each of Venezuela and Ecuador. More recently, the Colombian government joined an international campaign against Nicolás Maduro asking him to relinquish power, which has further increased diplomatic tensions with Venezuela.

On November 19, 2012, the International Court of Justice placed a sizeable area of the Caribbean Sea within Nicaragua’s exclusive economic zone, which until then had been deemed by Colombia as part of its own exclusive economic zone. A worsening of diplomatic relations between Colombia and Nicaragua involving the disputed waters could result in the Nicaraguan government taking measures, or a reaction among the Nicaraguan public, which would be detrimental to Colombian-owned interests in that country.

Further economic and political instability in Colombia’s neighboring countries or any future deterioration in relations with Venezuela, Ecuador, Nicaragua and other countries in the region may result in the closing of borders, the imposition of trade barriers and a breakdown of diplomatic ties, or a negative effect on Colombia’s trade balance, economy and general security situation, which may adversely affect our results of operations and financial condition.

Finally, political conditions such as changes in the United States policies related to immigration and remittances could affect the regions in which we operate. Economic conditions in the United States and the region generally may be affected by the new United States-Mexico-Canada Agreement. This could have an indirect effect on the Colombian economy and other countries in which we may operate.

Any additional taxes resulting from changes to tax regulations or the interpretation thereof in Colombia or other countries where we operate, could adversely affect our consolidated results.

Uncertainty relating to tax legislation poses a constant risk to us. Colombian national authorities have levied new taxes in recent years. Changes in legislation, regulation and jurisprudence can affect tax burdens by increasing tax rates and fees, creating new taxes, limiting stated expenses and deductions, and eliminating incentives and non-taxed income.

Additional tax regulations could be implemented that could require us to make additional tax payments, negatively affecting our financial condition, results of operation, and cash flow. In addition, either national or local taxing authorities may not interpret tax regulations in the same way that we do. Differing interpretations could result in future tax litigation and associated costs.

Risks Related to Our Regulatory Framework

United States Federal regulation and enforcement may adversely affect the implementation of medical Cannabis and/or Cannabis adult use laws and regulations may negatively impact our revenues and profits.

Legislation in the United States continues to evolve throughout 2021 relative to laws regulating marijuana. Subsequent to the 2020 elections, there are currently 37 states in the United States, plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. An additional fifteen states have laws and/or regulations that allow cannabis use by adults for non-medical purposes. More states are considering permitting cannabis use. Congress recently presented legislation which would decriminalize marijuana use federally and relegate legalization to state law.

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

Federal regulation and enforcement may adversely affect the implementation of adult use/medical Cannabis laws and regulations may negatively impact our revenues and profits. As of the date of this Annual Report, 37 states and the District of Columbia allow its citizens to use medical marijuana. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Both the Obama and Trump administrations effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state designated laws allowing the use and distribution of medical cannabis. The Biden administration has followed the same principles. In May 2017, Congress unveiled their new budget bill and as such, lawmakers included a provision, known as the Rohrabacher-Farr amendment, that allows states to carry on with crafting their own medical marijuana policies without fear of federal intervention. This bill was passed and as a result, no federal monies have been approved or appropriated to be used to enforce federal law in these cannabis program participating states.

In 2020, the Democrats through President Biden called for decriminalizing and rescheduling marijuana through executive action, with support for legalizing medical marijuana and expunging past criminal convictions for cannabis-related offenses all on the table.

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

Any failure on our part to comply with applicable regulations could prevent us from being able to carry on our business, and there may be additional costs associated with any such failure.

Our business activities are heavily regulated in all jurisdictions where we do business. Our operations are subject to various laws, regulations and guidelines by governmental authorities relating to the cultivation, processing, manufacture, marketing, management, distribution, transportation, storage, sale, packaging, labelling, pricing and disposal of cannabis and cannabis products. In addition, we are subject to laws and regulations relating to employee health and safety, insurance coverage and the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

Any failure by us to comply with the applicable regulatory requirements could

•	require extensive changes to our operations;
•	result in regulatory or agency proceedings or investigations;
•	result in the revocation of our licenses and permits, increased compliance costs;
•	result in damage awards, civil or criminal fines or penalties;
•	result in restrictions on our operations;
•	harm our reputation; or
•	give rise to material liabilities.

There can be no assurance that any future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to our business.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all necessary regulatory approvals for the cultivation, processing, production, storage, distribution, transportation, sale, import and export, as applicable, of our products. Any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions, including:

•	the revocation or imposition of additional conditions on licenses to operate our business;
•	the suspension or expulsion from a particular market or jurisdiction or of our key personnel;
•	the imposition of additional or more stringent inspection, testing and reporting requirements;
•	product recalls or seizures; and
•	the imposition of fines and censures.

In addition, changes in regulations, government or judicial interpretation of regulations, or more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities or a revocation of our licenses and other permits. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely affect our ongoing regulatory compliance costs. There is no assurance that we will be able to comply or continue to comply with applicable regulations.

The legal cannabis market is a relatively new industry. As a result, the size of our target market is difficult to quantify, and investors will be reliant on their own estimates on the accuracy of market data.

Because the cannabis industry is in a nascent stage, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in us and, few, if any, established companies whose business model we can follow or upon whose success we can build. Accordingly, investors should rely on their own estimates regarding the potential size, economics and risks of the cannabis market in deciding whether to invest in our Common Shares. We are an early-stage company that has not generated net income. There can be no assurance that our growth estimates are accurate or that the cannabis market will be large enough for our business to grow as projected.

Although we are committed to researching and developing new markets and products and improving existing products, there can be no assurances that such research and market development activities will prove profitable or that the resulting markets or products, if any, will be commercially viable or successfully produced and marketed. We must rely largely on our own market research to forecast sales and design products as detailed forecasts and consumer research are not generally obtainable from reliable third-party sources in Canada and in other international jurisdictions.

In addition, there is no assurance that the industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. We could also be subject to other events or circumstances that that adversely affect the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar international anti-bribery and anti-kickback laws with respect to our activities outside the United States.

We anticipate distributing our products to locations in Canada and United States as well as operate our business in Canada and United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Financials and Accounting

Assumptions, estimates and judgments related to critical accounting matters could significantly affect our reported financial results or financial condition.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the notes to our financial statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if the assumptions change or if actual circumstances differ from those in the assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Shares. Significant assumptions and estimates used in preparing the financial statements include those related to the credit quality of accounts receivable, income tax credits receivable, share based payments, impairment of non-financial assets, fair value of biological assets, as well as revenue and cost recognition.

There are tax risks the Company may be subject to in carrying on business in multiple jurisdictions.

We and our subsidiaries will operate and, accordingly, will be subject to income tax and other forms of taxation in multiple jurisdictions. We may be subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure may be subject to review by both domestic and foreign taxation authorities. Those tax authorities may disagree with our interpretation and/or application of relevant tax rules. A challenge by a tax authority in these circumstances might require us to incur costs in connection with litigation against the relevant tax authority or reaching a settlement with the tax authority and, if the tax authority’s challenge is successful, could result in additional taxes (perhaps together with interest and penalties) being assessed on us, and as a result an increase in the amount of tax payable by us. In addition, we may be subject to different taxes imposed by the Colombian government, and changes within such tax, legal and regulatory framework may have an adverse effect on our financial results.

Taxation laws and rates which determine taxation expenses may vary significantly in different jurisdictions, and legislation governing taxation laws and rates are also subject to change. Therefore, our earnings may be affected by changes in the proportion of earnings taxed in different jurisdictions, changes in taxation rates, changes in estimates of liabilities and changes in the amount of other forms of taxation. The determination of our provision for income taxes and other tax liabilities will require significant judgment (including based on external advice) as to the interpretation and application of these rules. We may have exposure to greater than anticipated tax liabilities or expenses.

Additionally, dividends and other intra-group payments made by our subsidiaries or international branches may expose the recipients of such payments to taxes in their jurisdictions of organization and operation and such dividends and other intra-group payments may also be subject to withholding taxes imposed by the jurisdiction in which the entity making the payment is organized or tax resident. Unless such withholding taxes are fully creditable or refundable, dividends and other intra-group payments may increase the amount of tax paid by us. Although the Company and its subsidiaries arrange themselves and their affairs with a view to minimizing the incurrence of such taxes, there can be no assurance that we will succeed.

Restrictions on Deduction of Certain Expenses for U.S. Federal Income Tax Purposes

Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with trafficking controlled substances for United States federal income tax purposes. The IRS has invoked Code Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Section 280E of the Code prohibits cannabis businesses that are deemed to be trafficking in controlled substances from deducting certain ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be.

Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative bodies and federal courts challenging these restrictions, there is no guarantee that these authorities will issue an interpretation of Code Section 280E favorable to cannabis businesses.

Failure to develop our internal controls over financial reporting as we grow could have an adverse effect on our operations.

As our Company matures we will need to continue to develop and improve our current internal control systems and procedures to manage our growth. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish appropriate controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse effect on the price of our Common Shares.

Risks Related to Our Common Shares

We will need, but may be unable to, obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

In the future, we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Shares will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding. There can be no assurance that we will be able to generate any investor interest in our securities. If we do not obtain additional financing, our business may never commence, in which case you would likely lose the entirety of your investment in the Company.

Holders of our Common Shares are subject to dilution resulting from the issuance of equity-based compensation by us.

We intend to award warrants or restricted stock units to management to incentivize their performance and retention. Any additional equity grants and any exercise of existing warrants or restricted stock units will cause our shareholders to be diluted and may negatively affect the price of the Common Shares.

Ownership of our Common Shares may be considered unlawful in some jurisdictions and holders of our Common Shares may consequently be subject to liability in such jurisdictions.

Cannabis-related financial transactions, including investment in the securities of cannabis companies and receipt of any associated benefits, such as dividends, are currently subject to anti-money laundering and a variety of other laws that vary by jurisdiction, many of which are unsettled and still developing. While the interpretation of these laws is unclear, in some jurisdictions, financial benefit directly or indirectly arising from conduct that would be considered unlawful in such jurisdiction may be viewed to be within the purview of these laws, and persons receiving any such benefit, including investors in an applicable jurisdiction, may be subject to liability under such laws. Each prospective investor should therefore contact his, her or its own legal advisor regarding the ownership of our Common Shares and any related potential liability.

Our executive officers and directors and their respective affiliates may continue to exercise significant control over our Company after this offering, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of the date of this 10K, our executive officers and directors currently represent beneficial ownership, in the aggregate, of approximately 30.2% of our outstanding Common Shares. As a result, these shareholders may be able to influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These shareholders may have interests, with respect to their Common Shares, that are different from other shareholders, and the concentration of voting power among one or more of these shareholders may have an adverse effect on the price of our Common Shares. In addition, this concentration of ownership might adversely affect the market price of our Common Shares by:

•	delaying, deferring or preventing a change of control of the Company;
•	impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The Company’s directors and officers may have a conflicts of interest in conducting their duties.

We may be subject to various potential conflicts of interest because of the fact that some of our officers and directors may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors.

The regulated nature of our business may impede or discourage a takeover, which could reduce the market price of our Common Shares.

We require and hold various government licenses to operate our business. These licensing requirements could impede a merger, amalgamation, takeover or other business combination involving us or discourage a potential acquiror from making a tender offer for our Common Shares, which, under certain circumstances, could reduce the market price of our Common Shares.

We do not intend to pay dividends on our Common Shares in the near future, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Shares.

We have never declared or paid any cash dividend on our Common Shares and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in the Common Shares will depend upon any future appreciation in their value. There is no guarantee that the Common Shares will appreciate in value or even maintain the price at which you purchased them.

Future issuances of debt securities, which would rank senior to our Common Shares upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our Common Shares for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our Common Shares.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our Common Shares. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of Common Shares in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our Common Shares must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our Common Shares.

General Risk Factors

The Company may become involved in legal proceedings from time to time, which could adversely affect the Company.

From time to time, we may be a party to legal and regulatory proceedings, including matters involving governmental agencies, entities with whom it does business and other proceedings arising in the ordinary course of business. We will evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

Our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by third parties, other companies and/or various governmental authorities against us. Litigation, complaints, and enforcement actions involving us could consume considerable amounts of financial and other corporate resources, which could have an adverse effect on our future cash flows, earnings, results of operations and financial condition.

The Company’s success will depend, in part, on its ability to continue to enhance its product and service offerings to respond to technological and regulatory changes and emerging industry standards and practices.

Rapidly changing markets, technology, emerging industry and regulatory standards and frequent introduction of new products characterize the Company’s business. The introduction of new products embodying new technologies and regulatory developments may render the Company’s equipment obsolete and its products and services less competitive or less marketable. The process of developing the Company’s products and services is complex and requires significant continuing costs, development efforts, third-party commitments and regulatory approvals. The Company may not be successful in developing or effectively commercializing such new products and services, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of developing such products and services, may have a material adverse effect on the Company’s business, financial condition and operating results.

We are dependent upon our management and key employees, and the loss of any member of our management team or key employees could have a material adverse effect on our operations.

The Company’s success is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management and key employees. The loss of any member of our management team or key employees could have a material adverse effect on our business and results of operations. While employment agreements and incentive programs are customarily used as primary methods of retaining the services of key employees, these agreements and incentive programs cannot assure the continued services of such employees. Any loss of the services of such individuals, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on the Company’s business, operating results or financial condition. We do not currently maintain key-person insurance on the lives of any of our key employees. Competition for qualified technical, sales and marketing staff, as well as officers and directors can be intense, and no assurance can be provided that the Company will be able to attract or retain key employees in the future, which may adversely affect the Company’s operations.

Our inability to retain and acquire skilled personnel could impair our business and operations.

The loss of any member of our management team could have a material adverse effect on our business and results of operations. In addition, the inability to hire or the increased costs of hiring new personnel, including members of executive management, could have a material adverse effect on our business and operating results. The expansion of marketing and sales of our products will require us to find, hire and retain additional capable employees who can understand, explain, market and sell our products. There is intense competition for capable personnel in all of these areas and we may not be successful in attracting, training, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions. New employees often require significant training and, in many cases, take a significant amount of time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses issued in connection to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. In addition, as we move into new jurisdictions, we will need to attract and recruit skilled employees in those new areas.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management. In order to manage growth and changes in strategy effectively, the Company must: (a) maintain adequate systems to meet customer demand; (b) expand sales and marketing, distribution capabilities, and administrative functions; (c) expand the skills and capabilities of its current management team; and (d) attract and retain qualified employees. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth and successfully growing our Company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our share price and trading volume could decline.

The trading market for our Common Shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our operations. We do not have any control over these analysts and their research and reports. Securities and industry analysts do not currently, and may never, publish research on our business. If no security or industry analysts commence coverage of our Company, the trading price for our Common Shares would likely be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and regulatory compliance, which could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset such higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events.

There is no assurance that the Company’s insurance coverage will be sufficient to cover all claims to which the Company may become subject.

Our production is, in general, subject to different risks and hazards, including adverse weather conditions, fires, plant diseases and pest infestations, other natural phenomena, industrial accidents, labor disputes, changes in the legal and regulatory framework applicable to us and environmental contingencies.

We currently maintain insurance coverage over our production and facilities. We may not be able to maintain insurance of the type and amount desired at a reasonable cost. If we were to incur significant liability for which we were not fully insured, it could have an adverse effect on our business, financial condition and results of operations.

We do not currently maintain key-person insurance on the lives of any of our key employees.

We may be unable to implement our business strategy, which could have negative financial and reputational effects on our business.

The growth and expansion of our business is heavily dependent upon the successful implementation of our business strategy as described under the heading “Our Business.” There can be no assurance that we will be successful in the implementation of our business strategy. A failure to do so could have negative financial and reputational effects on us. Future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

The Company could be subject to a security breach that could result in significant damage or theft of products and equipment.

Breaches of security at our facilities may occur and could result in damage to or theft of products and equipment. A security breach at our facilities could result in a significant loss of inventory or work in process, expose us to liability under applicable regulations and increase expenses relating to the investigation of the breach and implementation of additional preventative security measures, any of which could have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Bucamaranga, Colombia

The Company’s 100% owned subsidiary, Allied Colombia, S.A.S., has secured vast agricultural land extension in Bucamaranga, a key production farming region of Colombia. Both areas have the benefit of having 12 hours of sunlight year-round, temperatures oscillating between 20-30 degrees celsius, with constant humidity. This environment and situation ideal to growing cannabis at low cost. The Ibague land has an area of 1,400 hectares (about 3,450 acres), all with water rights, an electrical substation, and great paved access to the property. This is situated in close proximity to the free trade zone. The Company currently has lease arrangement for 5 hectares and a cost of $1,600 per month with an option to purchase. Further, the Company has the ability to expand its leased land footprint to the adjacent 24 hectare property.

Kelowna, British Columbia, Canada

Our corporate headquarters are located at 1405 St. Paul Street, #201, Kelowna, BC V1Y 2E4 Canada. At that location Allied leases an office space within which Allied Executives can host virtual meetings via zoom, host team days and operate general corporate affairs. There is working space for Allied corporate personnel and several meeting rooms that can be rented from $10.00 per hour to a large hall that can be rented for $50.00 per hour. Due to COVID, this office closed for 12 months between March 2020 and March 2021. During this time, Allied continued to maintain the office space but very much functioned as a virtual office. The majority of Allied’s activities are international in nature so this closure did not largely affect corporate activities.

In order to adhere to Canadian production regulations with respect to seed approval and strain-acclimatization, in our facility in Kelowna Canada we have created research and development environments (under personal production licenses approved by the Canada Regulators) that mimic the micro-climates in Suesca, Ibague and Bucaramanga.

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for what was anticipated to be a Canada extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At August 31, 2021, Company had deposits of $2,656,695 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of August 31, 2021, the Company had not yet received the building and the amounts have been recorded as deposits.  In early 2021 the Company determined to use this building as part of its United States operations if and when it can legally operate in the United States.

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

Pursuant to the settlement with Mr. Zelen, Allied will pay through his counsel a total of $30,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $10,000.00 was to be paid on or before October 31, 2020, b. The second installment of $10,000 was to be paid on or before November 30, 2020; and c. The third installment of $10,000 was to be paid on or before December 30, 2020.  These payments have not been made.

Pursuant to the settlement with Mr. Weinkauf, Allied will pay through his counsel a total of $60,000 as a flat fee settlement cash portion, payable in three installments as follows: a. The first installment of $30,000.00 was to be paid on or before October 31, 2020, b. The second installment of $20,000 was to be paid on or before November 30, 2020; and c. The third installment of $10,000 was to be paid on or before December 30, 2020.  These payments have not been made.

Pursuant to the settlement with Mr. Davidson, Allied agreed to pay through his counsel a total of $15,000 as a flat fee settlement cash portion payable on or before October 31, 2020 (which is now fully paid).

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

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

	Low	High
August 31, 2021 to date	$1.05	$2.11
Year ended August 31, 2021	$0.96	$1.24
Quarter ended May 31, 2021	$1.01	$1.24
Quarter ended February 28, 2021	$0.63	$1.18
Quarter ended November 30, 2020	$0.643	$2.10
Year ended August 31, 2020	$1.01	$2.765
Quarter ended May 31, 2020	$1.00	$1.55
Quarter ended February 29, 2020	$1.52	$1.55

Holders

As of August 31, 2021, there were approximately 95 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date. Based on reports we have reviewed relative to such holders, we currently have at least 1,510 beneficial stockholders.

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

Recent Sales of Unregistered Securities

On May 17, 2021 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended.  The private placement sought to raise $5,250,000 through the sale of Units at $0.75 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $1.25 per share.  The offering terminated on November 5, 2021.  Boustead Securities LLC acted as the exclusive Placement Agent for this offering on a best efforts basis.  Boustead receives compensation in cash of 10 percent of the proceeds from such Offering up to $1,000,000 and 7 percent of the proceeds from such Offering thereafter.  We obtained gross proceeds of $3,178,872 from this offering.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the fiscal years ending August 31, 2020 and 2021.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2021 and 2020.

Property and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Equipment	10 years straight-line basis
Office and computer equipment	5 years straight-line basis
Land equipment	10 years straight-line basis

Inventory

Inventories are stated at the lower of cost or market. As of August 31, 2021, the inventory consisted of plants, raw flowers, purchased isolates, diluted crude and other purchased cannabis products.

Intangible assets

At August 31, 2021 and 2020, intangible assets include licenses in Colombia which are being amortized over their estimated useful lives of 5 to 10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter.  As the products have not yet been commercially manufactured or distributed for sale, no amortization has been recorded of the purchased brand name or product formulas. The licenses have been amortized from the date of acquisition.

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

The Company assessed the functional currency for Allied Colombia S.A.S. (previously MediColombia), a wholly-owned subsidiary acquired by the Company on February 18, 2020 (see Note 4) to be the Colombian Peso.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2021 and 2020.

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

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC 805-40-45-1 and 45-2, consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 “Business Combinations”; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. The Company did not have any leases until the acquisition of its wholly owned subsidiary, Allied Colombia S.A.S. on February 18, 2020 (Note 4). The adoption of ASU 2016-02 did not result in any adjustment to retained earnings. Also see Note 9 to the consolidated financial statements.

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

Results of Operations

Comparison of Results for the Fiscal Year ended August 31, 2021 compared to the Fiscal Year Ended August 31, 2020

Net Revenues

For the fiscal year ended August 31, 2021 the Company had $12,518 in revenues.  For the fiscal year ended August 31, 2020, the Company had no revenues. We have a very limited operating history upon which to base an evaluation of our business and prospects. Our short operating history may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations.

Expenses

For the fiscal year ended August 31, 2021 we had total operating expenses of $11,497,764, compared to total expenses of $6,607,763 for the fiscal year ended August 31, 2020. Of the operating expense for 2021 a total of $7,656,465 (2020 – $3,593,246) was operating expense and the remainder was non-recurring expenses the largest of which was an impairment of intangible assets related to licenses of $2,687,695 (2020 - $2,230,904) and accretion of $654,760 (2020 - $227,313). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Income (Loss)

For the fiscal year ended August 31, 2021, the Company had a net operating loss of $11,485,246 compared to a net loss of $6,607,763 for the fiscal year ended August 31, 2020. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Year Ended August 31, 2021	Year Ended August 31, 2020
Cash used in operating activities	$(3,956,255)	$(3,160,802)
Cash from financing activities	$4,616,094	$4,017,681
Cash used in investing activities	$(572,683)	$(1,820,598)
Effect of exchange rate change	$(57,806)	$(23,116)
Change in cash during the period	$325,778	$(986,835)
Cash, beginning of period	$94,047	$1,080,882
Cash, end of period	$419,825	$94,047

As at August 31, 2021, we had working deficit of $4,465,792. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of August 31, 2021, the Company had $916,452 in current assets, consisting principally of $419,825 in cash, $136,261 in inventory, and $277,529 in prepaid expenses. Other assets mainly include deposits and advances of $3,156,163 (principally related to our building to be located in Nevada), property plant and equipment of $267,835 and intangible assets of $46,000.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes. The Company has recently entered into an agreement with a broker-dealer to complete a public offering of shares.

Secured Convertible Notes

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and a right of set-off against all existing and future assets and property under the terms of a security agreement.

On January 23, 2020, the Company issued two convertible notes with principal amounts of $400,000 and $200,000, respectively, with a total face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The notes initially matured on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On July 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, beginning on July 1, 2020, the convertible notes bear simple interest at 5% per annum. The maturity date of the convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the convertible note holders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2021. Each note holder received 8,000 common shares and 160,000 warrants. On November 1, 2020, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 100,000 common shares of the Company. Each note holder will receive 50,000 common shares. Finally on April 8, 2021, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2022. In consideration for extending the maturity date, the Company agreed to issue to each of the two convertible note holders 10,000 common shares of the Company.

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after March 27, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after April 23, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after May 9, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.

On January 7, 2021, the Company issued a convertible note with a face value of $300,000. The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.

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

On April 29, 2021, the Company issued a secured convertible note with a face value of $180,000 (the “Note”) and warrants to purchase 180,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after October 29, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to October 29, 2021 at a conversion price of $1.00 per share.

On April 30, 2021, the Company issued a secured convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after October 31, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to October 31, 2021 at a conversion price of $1.00 per share.

On July 25, 2021, the Company issued a secured convertible note with a face value of $35,000 (the “Note).   The Note bears interest at 10% per annum and is due on demand after January 25, 2022.  The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

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

On May 7, 2021, the Company issued 50,000 shares of common stock at $0.50 per share for gross proceeds of $25,000.

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

On June 17, 2021, the Company issued 1,046,666 shares of common stock at $0.75 per share for gross proceeds of $785,000.

On July 6, 2021, the Company issued 100,000 shares of common stock at $0.50 per share for gross proceeds of $50,000

During the year ended August 31, 2021, the Company received 8,123,170 shares of common stock from previous management for no consideration, and the shares were returned to treasury.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees and $212,500 was deferred compensation included in prepaid expenses on the consolidated balance sheet.

At August 31, 2021, the Company had received $921,717 for the purchase of 1,228,956 of common shares which were issued subsequent to August 31, 2021.

On May 17, 2021 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement terminated on November 5, 2021. The private placement sought to raise $5,250,000 through the sale of Units at $0.75 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $1.25 per share. Boustead Securities LLC acted as the exclusive Placement Agent for this offering on a best efforts basis. Boustead receives compensation in cash of 10 percent of the proceeds from such Offering up to $1,000,000 and 7 percent of the proceeds from such Offering thereafter. We obtained $3,178,572 in gross proceeds from this offering.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of Common Shares offered for sale in this offering, we believe that we will have sufficient cash resources to fund our plan of operations through 2022. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operating capacity in Colombia, Canada and the United States, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of August 31, 2021 the company had purchased property plant and equipment of $267,835 and paid net cash of $3,156,163 in deposits for an asset acquisition. As of August 31, 2020, the Company purchased property plant and equipment of $223,020 and paid net cash of $3,008,246 in deposits and advances for an asset acquisition.

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

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At August 31, 2021, Company had deposits of $2,656,695 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of August 31, 2021, the Company had not yet received the building and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $19,393,812 at August 31, 2021 and a net loss of $11,485,246 for the fiscal year ended August 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

Contents

 ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Allied Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Allied Corp. and its subsidiaries (together, the “Company”), which comprise the consolidated balance sheets as at August 31, 2021 and 2020, and the consolidated statements of operations and comprehensive loss, changes in equity (deficiency) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2021 and 2020, and its financial performance and its cash flows for the years ended August 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has generated minimal revenue, incurred a loss from operations and has a working capital deficit as at August 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a reasonable basis for our audit opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description - Impairment testing of Intangible Assets – Colombian Cannabis Licenses – Refer to Note 8 to the consolidated financial statements

The Company has intangible assets which are comprised of licenses to cultivate and export cannabis and hemp products in Colombia (collectively the “Licenses”). The Licenses are tested for impairment when events or circumstances indicate that impairment could have occurred. If the carrying value of the intangible assets exceeds its fair value an impairment charge is recorded. At the reporting date, the Company determined the fair value of the Licenses was below the carry value and recorded an impairment charge of $2,687,695 for the year ended August 31, 2021 reflecting fair value of the Licenses of $46,000 as at August 31, 2021.

In determining the fair value of the Licenses for the purpose of impairment test, the Company used the replacement value method, an asset-based approach. The replacement cost method was used by the Company as management assessed this method to be the most supportable in terms of fair value for the Licenses as other methods would require observable market data inputs which are not readably available in an emerging market.  In addition, the Company has limited operational history and has generated losses.  The judgement and assumptions with the highest degree of impact and subjectivity are the selection of the fair value methodology and costs to replace the Licenses. Auditing management’s assumptions and impairment analysis required a high degree of auditor judgment and an increase extent of audit effort, include the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others, in considering assessing the fair value management assessment of the intangible assets relate to the determination of the replacement value based on costs and fees to replace the Licenses which included the following:

•	Assessing the appropriateness of management’s use and selection of the replacement value method as the fair value technique used in impairment testing;

•	Compared the projected costs and fees to replace the Licenses to historical results and other relevant information including current costing;

•	Confirmed the understanding of the application process with a specialist; and

•	With the assistance of fair value specialist:

-	Review of management’s assessment of the existence of impairment indicators of the Licenses and,

-	Evaluate the reasonableness and applicability of the valuation methodology.

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, British Columbia, Canada

December 14, 2021

We have served as the Company’s auditor since 2019.

ALLIED CORP. Consolidated Balance Sheets (Expressed in US Dollars)

	August 31, 2021	August 31, 2020

Assets
Current assets
Cash	$419,825	$94,047
Inventory (Note 5)	136,261	52,585
Other receivables	82,837	-
Prepaid expenses	277,529	51,682
Total current assets	916,452	198,314

Deposits and advances (Note 6)	3,156,163	3,008,246
Right-of-use assets (Note 9)	247,325	374,997
Property, plant and equipment (Note 7)	267,835	223,020
Intangible assets (Note 8)	46,000	3,300,000
Total assets	$4,633,775	$7,104,577

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,871,659	$1,396,495
Current portion of lease liabilities (Note 9)	25,013	17,073
Loan payable (Note 10)	1,596,522	1,253,772
Secured convertible notes payable (Note 11)	1,889,050	400,000
Total current liabilities	5,382,244	3,067,340

Lease liabilities, net of current portion (Note 9)	222,312	333,073
Total liabilities	$5,604,556	$3,400,413

Stockholders’ equity (deficiency)
Preferred stock – 50,000,000 shares authorized, $0.0001 par value nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 79,858,867 shares issued and outstanding (85,105,780 – par value $0.0001 – August 31, 2020)	7,986	8,511
Treasury stock	707	-
Additional paid in capital	18,099,226	12,226,382
Common stock issuable	929,985	19,952
Accumulated deficit	(19,393,812)	(7,908,566)
Accumulated other comprehensive loss	(614,873)	(642,115)

Total stockholders’ equity (deficiency)	(970,781)	3,704,164
Total liabilities and stockholders’ equity (deficiency)	$4,633,775	$7,104,577

Nature of operations and going concern (Note 1)

Commitments (Note 16)

Subsequent events (Note 23)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Operations and Comprehensive Loss (Expressed in US dollars)

	For the Year Ended August 31, 2021	For the Year Ended August 31, 2020
Revenues
Sales	$12,518	$-

Expenses
Amortization	547,478	466,042
Purchase of inventory	2,773	-
Charitable donations	9,221	164,197
Consulting fees	978,022	1,099,670
Stock-based compensation	2,666,077	-
Foreign exchange loss (gain)	16,416	(5,110)
Interest expense and bank charges	625,424	148,236
Office and miscellaneous	1,198,828	948,175
Professional fees	916,039	680,673
Rent	50,570	90,537
Travel	10,398	826
Inventory costs and write-down to net realizable value (Note 5)	635,219	-
Operating expenses	7,656,465	3,593,246
Loss before other items	(7,643,947)	(3,593,246)
Other income and expenses
Other income	48,517	-
Impairment of assets (Note 17)	(245,500)	-
Loss on termination of lease	(65,565)	-
Settlement payments (Note 16)	(108,500)	-
Loss on debt extinguishment	(118,448)	-
Impairment of intangible assets (Note 8)	(2,687,695)	(2,230,904)
Gain on forgiveness of promissory note	-	536,729
Write-off of receivables and deposits	(9,348)	(342,773)
Loss on extinguishment of secured convertible notes payable	-	(220,065)
Contingent expenses on Allied Colombia (Note 4)	-	(530,191)
Accretion	(654,760)	(227,313)
Total other expenses	(3,841,299)	(3,014,517)
Net loss	(11,485,246)	(6,607,763)
Other comprehensive income (loss)

Foreign currency translation adjustments	27,242	(611,624)
Comprehensive loss	$(11,458,004)	$(7,219,387)

Basic and diluted loss per share	$(0.14)	$(0.08)

Weighted average number of common shares outstanding	80,389,077	80,746,754

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Stockholders’ Equity (Deficiency) (Expressed in US dollars)

	Common stock		Treasury stock		Additional		Stock		Accumulated other comprehensive
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	income (loss)	Total

Balance, August 31, 2019	51,200,014	$5,120	-	$-	$912,965	$24,135	$(364)	$(1,300,803)	$(30,491)	$(389,438)
Cancellation of common stock	(10,459,220)	(1,046)	-	-	1,046	-	-	-	-	-
Shares reacquired by treasury	(4,500,000)	(450)	4,500,000	450	-	-	-	-	-	-
Shares issued on acquisition of assets	4,500,000	450	(4,500,000)	(450)	4,500,000	-	-	-	-	4,500,000
Effect of reverse acquisition	42,027,986	4,203	-	-	3,925,542	65,092	364	-	-	3,995,201
Shares issued for cash	2,050,000	205	-	-	2,440,795	(65,092)	-	-	-	2,375,908
Share issuance costs	72,000	7	-	-	(7)	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	115,383	-	-	-	-	115,383
Detachable warrants issued with convertible notes payable	-	-	-	-	108,100	-	-	-	-	108,100
Shares issued for services provided in prior year	215,000	22	-	-	24,113	(24,135)	-	-	-	-
Shares issuable and warrants issued upon modification of debt	-	-	-	-	198,445	19,952	-	-	-	218,397
Comprehensive loss for the year	-	-	-	-	-	-	-	(6,607,763)	(611,624)	(7,219,387)

Balance, August 31, 2020	85,105,780	$8,511	-	$-	$12,226,382	$19,952	$-	$(7,908,566)	$(642,115)	$3,704,164

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Stockholders’ Equity (Deficiency) (Expressed in US dollars)

	Common stock		Treasury stock		Additional		Stock		Accumulated other comprehensive
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	income (loss)	Total

Balance, August 31, 2020	85,105,780	$8,511	-	$-	$12,226,382	$19,952	$-	$(7,908,566)	$(642,115)	$3,704,164
Shares returned to treasury	(8,123,170)	(812)	8,123,170	812	-	-	-	-	-	-
Common stock subscribed for cash	-	-	-	-	-	2,031,717	-	-	-	2,031,717
Shares issued for cash	2,746,667	275	-	-	1,859,725	(1,110,000)	-	-	-	750,000
Share issuance costs	-	-	-	-	(100,514)	-	-	-	-	(100,514)
Shares issued to settle debts	142,790	14	-	-	124,396	-	-	-	-	124,410
Shares issued upon modification of debt	136,000	13	-	-	149,938	(19,952)	-	-	-	129,999
Shares issued for finders fees	800	-	-	-	-	-	-	-	-	-
Cancellation of shares for no consideration	(1,200,000)	(120)	-	-	120	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	434,594	-	-	-	-	434,594
Beneficial conversion feature	-	-	-	-	276,008	-	-	-	-	276,008
Shares re-issued for asset acquisition	200,000	20	(200,000)	(20)	160,000	-	-	-	-	160,000
Shares issuable for promissory note	100,000	10	(100,000)	(10)	90,000	-	-	-	-	90,000
Stock-based compensation	-		-	-	2,241,077	-	-	-	-	2,241,077
Shares issuable for modification of debt	-	-	-	-	-	8,268	-	-	-	8,268
Shares issued for consulting services	750,000	75	(750,000)	(75)	637,500	-	-	-	-	637,500
Comprehensive loss for the year	-	-	-	-	-	-	-	(11,485,246)	27,242	(11,458,004)

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Cash Flows (Expressed in US dollars)

	For the Year Ended August 31, 2021	For the Year Ended August 31, 2020
Cash provided by (used in):

Operating activities
Net loss for the year	$(11,485,246)	$(6,607,763)
Adjustment to net loss for the period for non-cash items
Accretion	654,760	227,313
Accrued interest	129,506	-
Inventory write-down to net realizable value	635,219	-
Amortization	547,478	466,042
Impairment of acquired assets	245,500	-
Loss on debt extinguishment	118,448	220,065
Loss on termination of lease	65,565	-
Write-off of receivables and deposits	-	342,773
Impairment of intangible assets	2,687,695	2,230,904
Gain on forgiveness of promissory note	-	(536,729)
Contingent expenses on Allied Colombia	-	530,191
Stock-based compensation	2,666,077	-
Changes in non-cash working capital balance:
Increase in other receivables	(82,837)	-
Increase in prepaid expenses	88,889	(14,327)
Increase in due from related parties	-	(130,190)
Increase in accounts payable and accrued liabilities	322,707	163,504
Increase in inventory	(550,016)	(52,585)

	(3,956,255)	(3,160,802)
Investing activities
Cash paid and advances for the acquisition of assets (Notes 1, 3, 17)	(138,201)	(1,721,938)
Cash paid for acquisition of subsidiary	(42,750)	-
Refunds of deposits	129,897	-
Purchase of property, plant, and equipment	(223,854)	(111,553)
Cash obtained from acquisition of assets	-	12,893
	(274,908)	(1,820,598)
Financing activities
Proceeds of convertible notes payable	1,634,891	588,000
Proceeds from loan payable	300,000	1,253,773
Repayment of convertible notes payable	-	(200,000)
Proceeds from the issuance of common stock	1,759,486	2,375,908
Proceeds for subscriptions of stock issuable	921,717	-
	4,616,094	4,017,681

Increase (decrease) in cash	384,931	(963,719)
Effect of exchange rate on changes of cash	(59,153)	(23,116)
Cash, beginning of year	94,047	1,080,882
Cash, end of year	$419,825	$94,047

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	491,378	148,236

Non-cash activities: See Note 20

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern

a)	Nature of operations

Allied Corp. (the “Company or Allied”) was incorporated in the State of Nevada on February 3, 2013. On July 1, 2019, the Company changed its name to Allied Corp.The head office and the registered office of the Company are located at 1405 St. Paul Street, Kelowna BC V1Y 2E4.

The Company’s business plan is to discover new medical technologies some of which are cannabis derived to target full scope therapy and support for trauma survivors, military veterans and first responders, however the Company has not begun such operations nor obtained the required permits to begin such operations.

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”), see Note 4. The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at August 31, 2021, Allied Colombia has a licensed producing cannabis farm in Colombia.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

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

c)	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended August 31, 2021 of $11,485,246, has generated minimal revenue and as at August 31, 2021 has a working capital deficit of $4,465,792. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

d)	COVID-19 impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets globally, leading to uncertainty and an economic downturn. Management has determined that there has been no significant impact to the Company’s operations, however management continues to monitor the situation.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

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

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2021 and August 31, 2020.

c)	Property, plant and equipment

Property, plant and equipment are stated at cost. The Company depreciates the cost of property, plant and equipment over their estimated useful lives at the following annual rates and methods:

Farm facility and equipment	1 - 10 years straight-line basis
Office and computer equipment	5 - 10 years straight-line basis
Land equipment	10 years straight-line basis

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

2.	Significant accounting policies (continued)

d)	Inventory

Inventory is comprised of raw materials, supplies, vegetative and flowering plants, dried flower, diluted crude and CBD isolates available for sale, and purchased cannabis products.

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

At August 31, 2021 and 2020, intangible assets include licenses which are being amortized over their estimated useful lives of 10 years. The Company’s licenses are amortized over their economic or legal life on a straight-line basis, whichever is shorter. The licenses have been amortized from the date of acquisition.

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

During the year ended August 31, 2021, the Company recognized impairment of intangible assets in the amount of $2,687,695 (2020 – $2,230,904). Indicators of impairment the Company considered included the following: limited history which to base future outcomes from operations including cash flows; insufficiently established observable legal markets; uncertainty in what will be legally permissible in a future market and what prices and demand there would be in Columbia; uncertainty about future changes in law; and uncertainty in the timing and amount of future cash flows.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

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

The Company assessed the functional currency for Allied Colombia to be the Colombian peso. The functional currency for all other subsidiaries is the U.S. dollar.

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

i)	Research and development costs

Research and development costs are expensed as incurred.

j)	Revenue recognition

The Company’s revenue is comprised of sales of cannabis products.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

The financial instruments consist principally of cash, due from related parties, accounts payable, note payable, and convertible notes payable. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments which are categorized as loans and receivables approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

For certain of the Company’s financial instruments, including accounts payable, due from related parties, notes and loans payable, the carrying amounts approximate their fair values due to the short maturities.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

2.	Significant accounting policies (continued)

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2021 and 2020 other than cash.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

2.	Significant accounting policies (continued)

q)	Reverse Acquisitions

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

2.	Significant accounting policies (continued)

Presentation of consolidated financial statements post reverse acquisition

Pursuant to ASC 805-40-45-1 and 45-2, consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 “Business Combinations”; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

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

The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, AM Biosciences effective from the date of the reverse take—over transaction on September 10, 2019 and Allied Colombia (from the date of acquisition, February 18, 2020). All intercompany balances and transactions have been eliminated upon consolidation.

	r)	Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended August 31, 2021, are of significance or potential significance to the Company.

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

The Acquisition was accounted for as a reverse asset acquisition pursuant to ASC 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees.

The total purchase price paid in the Acquisition has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Acquisition. The following summarizes the purchase price paid in the Acquisition

Number of shares AM Bioscience would have had to issue to Allied Shareholders for the same interest in the combined entity	31,289,441
Multiplied by the fair value per share of AM Bioscience’s common stock	$0.1142
Fair value of consideration issued to effect the Acquisition	$3,573,254

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

3.	Reverse take-over transaction (continued)

The total purchase price of $3,573,254 was allocated to the fair value of the net assets of Allied as follows:

Cash	$12,893
Other current assets	8,707
Advances receivable	4,072,988
Current liabilities	(99,386)
Effect of the Acquisition on equity	(421,948)
Purchase price	$3,573,254

4.	Acquisition of Allied Colombia S.A.S. (formerly known as Medicolombia)

On August 29, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dorson Commercial Corp. (“Dorson”) to purchase all of the issued and outstanding shares of Allied Colombia S.A.S. (“Allied Colombia”) held by Dorson. Pursuant to the Purchase Agreement the purchase price of Allied Colombia was $700,000 and 4,500,000 common shares of Allied with total fair value of $4,500,000. The Company closed and completed the acquisition of Allied Colombia on February 18, 2020. During the period leading up to the acquisition, the Company made additional advances to Allied Colombia totaling $329,436, which was eliminated at consolidation after the acquisition.

The Company determined that Allied Colombia did not meet the definition of a business found in ASC 805 Business Combinations. As the purchase of Allied Colombia did not qualify as a business acquisition, the Company accounted for the transaction as an asset acquisition. As the fair value of the purchase price consideration paid was more reliably measurable than the assets acquired, the cost of the non-cash assets received was based on the fair value of the consideration given.

The cost of the asset acquisition was allocated on a fair value basis to the net assets acquired. The Company allocated the cost of the assets as follows:

Purchase Price:
Cash	$700,000
Common stock issued	4,500,000
Liabilities assumed	556,820
Total purchase price	$5,756,820

Fair value of assets acquired:
Other current assets	$115,475
Right-of-use asset	82,398
Property and equipment	123,613
Licenses	5,435,334
Total assets acquired	$5,756,820

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

5.	Inventory

Inventory is comprised of the following items:

	August 31, 2021	August 31, 2020

Raw materials and supplies	$-	$52,585
Work in progress	51,831	-
Finished goods	84,430	-
Total inventory	$136,261	$52,585

The costs of inventory include but are not limited to labor, utilities, nutrition and irrigation, overhead and the depreciation of manufacturing equipment and production facilities, and amortization of licenses determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and rent of grow facility. The Company began productions in Colombia in late 2020, when the Company obtained approval for its strains of products. During the current year, certain costs were determined based on the actual usage of production space as compared to the normal predetermined operational production of the facility based on capacity as the Company gradually started to grow products and prepared the facility ready. Management determined that during the current year, the Company was operating at 24% of predesigned capacity and as a result 24% of rent, amortization expenses, and certain overhead costs are included in costs of inventory.

During the current year, the Company recorded write-off of inventory costs which include labor, utilities, nutrition, and irrigation, overhead and depreciation to net realizable value of $635,219.

The Company’s sales were generated from cannabis products purchased from certain third-party supplier during the year ended August 31, 2021.

6.	Deposits and advances

	August 31, 2021	August 31, 2020

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,600,720
b) Refundable deposits towards future land acquisitions	-	174,030
c) Vitalis equipment deposit	233,496	233,496
d) Deposit towards a license acquisition	150,000	-
e) Prepayments for construction facility in Colombia	115,972	-
Total deposits and advances	$3,156,163	$3,008,246

a)

In 2019, the Company entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At August 31, 2021, Company had deposits of $2,656,695 (August 31, 2020 - $2,600,720) to purchase prefabricated buildings. As of August 31, 2021, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)

At August 31, 2021, the Company has entered into two purchase and sale agreements to acquire land as described in Note 16(a). At August 31, 2021, Company had deposits totaling $Nil (August 31, 2020 - $174,030).

c)

At August 31, 2021 and 2020, the Company had paid $233,496 to purchase equipment as described in Note 16(b). At August 31, 2021, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

6.	Deposits and advances (continued)

d)

At August 31, 2021 and August 31, 2020, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 16(b). At August 31, 2021, the asset purchase has not closed and the amount paid has been recorded as a deposit.

e)	The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at August 31, 2021, the prepayments totaled $115,972.

7.	Property, plant and equipment

At August 31, 2021, property, plant and equipment (“PPE”) consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2020	$136,114	$79,956	$3,161	$6,000	$225,231
Additions	64,057	20,738	7,515	10,354	102,664
Transfer	(174,990)	174,990	-	-	-
Foreign exchange	2,288	(908)	(23)	(44)	1,313
August 31, 2021	$27,469	$274,776	$10,653	$16,310	$329,208

Accumulated depreciation
August 31, 2020	$-	$2,211	$-	$-	$2,211
Additions	-	57,660	1,980	941	60,581
Foreign exchange	-	(1,352)	(45)	(22)	(1,419)
August 31, 2021	$-	$58,519	$1,935	$919	$61,373

Net book value
August 31, 2020	$136,114	$77,745	$3,161	$6,000	$223,020
August 31, 2021	$27,469	$216,257	$8,718	$15,391	$267,835

As of August 31, 2021, the construction in process has not been in use. During the year ended August 31, 2021, the Company included depreciation of PPE of $13,818 in cost of inventory.

8.	Intangible assets

At August 31, 2021, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	August 31, 2021 Net carrying value $	August 31, 2020 Net carrying value $

Cannabis licenses	5,435,334	(464,973)	(1,122,694)	(3,801,667)	46,000	3,300,000
	5,435,334	(464,973)	(1,122,694)	(3,801,667)	46,000	3,300,000

On February 17, 2020, the Company acquired $5,435,334 of licenses as part of the acquisition of Allied Colombia described in Note 4. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company recorded amortization of these licenses of $658,836 (2020 - $463,858) for the year ended August 31, 2021, of which $158,121 was included in cost of inventory.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

8.	Intangible assets (continued)

Management acquired the licenses with a plan to operate in Colombia and believed the amounts paid for the licenses would be recovered from future operations. The Company has only recently started its operations in Colombia and has limited history on which to base future outcomes from operations including cash flows.  Cannabis and hemp are considered to be an emerging industry and Colombia does not yet have a sufficiently established observable legal market in which the Company could sell its Cannabis or hemp flower and CBD or THC extracts. Laws and regulations in Colombia are evolving and there is uncertainty in what will be legally permissible in a future market and what prices and demand there would be in Columbia for the Company’s products.  At the present, the Company’s export activities are regulated and restricted by Colombian law and it is uncertain whether future changes in law would favorably impact the Company’s operations. These factors formed an indicator of impairment. Due to the uncertainty in the timing and amount of future cash flows from operations and unobservable market values for license sales, the Company has written down its licenses to the estimated replacement value of $46,000. During the year ended August 31, 2021, the Company recorded impairment of intangible assets in the amount of $2,687,695 (2020 – $2,230,904).

9.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet.

The Company did not have any leases until the acquisition of Allied Colombia during the year ended August 31, 2020. The acquisition resulted in the addition of $82,398 of operating lease assets and liabilities. During the year ended August 31, 2021, the Company re-measured its lease liabilities under this lease as the criteria has met for additional monthly payment when the Company started production as outlined in the lease agreement, resulting in additional lease liabilities of $70,705.

On August 10, 2021, the Company entered into another lease for additional land in Colombia with monthly payment of $2,647 (COP 9,970,675) for 12.5 hectares which is intended for use of outdoor cultivation, resulting in addition of lease liabilities of $104,902. The lease is for 5 years, and expires in July 2026. The management has assessed the lease as an operating lease.

The Company entered into an agreement to lease the land described in Note 6(b) and 16(a) with a commencement date of June 1, 2020. The lease requires the Company to make monthly payments of $4,501 (CAD$5,870) per month. The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately $920,000 (CAD$1,200,000). Effective November 1, 2020, the Company terminated the lease. Pursuant to ASC 842-20 upon the termination of the lease, the Company derecognized the lease related asset and liability and included any consideration paid or received upon termination that was not already included in the lease payments in the gain or loss on termination of the lease. After recording the proceeds from the landlord and derecognizing the capitalized building costs as well as the right of use asset and liability, the Company recorded a loss of $65,565 on the termination of the lease.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At August 31, 2021, the Company did not have any finance leases.

At August 31, 2021, the weighted average remaining operating lease term was 6.90 years and the weighted average discount rate associated with operating leases was 15%.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

9.	Leases (continued)

The components of lease expenses were as follows:

Operating lease cost:	$
Amortization of right-of-use assets	10,403
Interest on lease liabilities	29,022

Total operating lease cost	39,425

The following table provides supplemental cash flow and other information related to leases for the year ended August 31, 2021:

$
Lease payments	38,809

Supplemental balance sheet information related to leases as of August 31, 2021 are as below:

$
Cost	587,448
Accumulated amortization	(13,490)
Lease termination	(299,115)
Foreign exchange	(27,518)

Net carrying value at August 31, 2021	247,325

Future minimum lease payments related to lease obligations are as follows:

$
2022	60,437
2023	60,437
2024	60,437
Thereafter	218,581

Total minimum lease payments	399,892

Less: amount of lease payments representing effects of discounting	(152,567)

Present value of future minimum lease payments	247,325

Less: current obligations under leases	(25,013)

Lease liabilities, net of current portion	222,312

10.	Loans payable

a)

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 6(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020, and will make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. During the year ended August 31, 2021, the Company amended the loan agreement to extend the repayment due date to December 20, 2021. During the year ended August 31, 2021, the Company paid interest in the amount of $451,378.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

10.	Loans payable (continued)

b)

On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) in consideration for the issuance of a promissory note of $85,500 and 200,000 common shares of the Company with a fair value of $74,000.  The note is non-interest bearing and is due 10 days after demand.  During the year ended August 31, 2021, the Company paid $42,750 towards the promissory note, leaving a balance owing of $42,750. The remaining balance was paid subsequent to year-end.

c)

On March 1, 2021, the Company entered into a $300,000 promissory note with simple interest of 10% per annum and maturity date of June 1, 2021.  As additional compensation the Company issued 100,000 shares of the Company with a fair value of $90,000, which was treated as discount on the promissory note. During the year ended August 31, 2021, the accretion on the promissory note totalled $90,000. During the year ended August 31, 2021, the Company amended the promissory note to extend the repayment due date to August 31, 2021. The promissory note was paid in full subsequent to year-end.

11.	Secured convertible notes payable

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and a right of set-off against all existing and future assets and property under the terms of a security agreement.

a)

On January 23, 2020, the Company issued two secured convertible notes with principal amounts of $400,000 and $200,000, respectively, with a total face value of $600,000 (the “Notes”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum compounded monthly. The notes mature on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants would not meet derivative classification.

The relative fair values of the secured convertible notes and the warrants were $470,467 and $117,533 respectively. The effective conversion price was then determined to be $0.98. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $115,383 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $108,100 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $364,517. The beneficial conversion feature of $115,383, the original issue discount of $12,000 and the relative fair value of the warrants of $108,100 discounted the carrying value of the convertible debt on the date of issue. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method. On June 30, 2020, the Company repaid $200,000 of the $600,000 note which left $200,000 outstanding on each note.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

i.	First Modification:

On July 1, 2020, the Company entered into amendments to the secured convertible notes. Pursuant to the amendments, beginning on July 1, 2020, the secured convertible notes bear simple interest at 5% per annum. The maturity date of the secured convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the secured convertible note holders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2021. Each note holder received 8,000 common shares and 160,000 warrants.

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

The extended secured convertible notes had a total carrying value of $400,000. As the common shares and warrants were issued as consideration for extending the secured convertible notes, the fair value of the common share and warrants of $218,397 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $220,065.

ii.	Second Modification:

On November 1, 2020, the Company entered into amendments to the secured convertible notes. Pursuant to the amendments, the maturity date of the secured convertible notes was amended to due on demand on or before March 31, 2021. In consideration for extending the maturity date, the Company agreed to issue to the secured convertible note holders 100,000 common shares of the Company. Each note holder received 50,000 common shares.

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

The extended secured convertible notes had a total carrying value of $400,000. As the common shares were issued as consideration for extending the secured convertible notes, the fair value of the common share of $110,000 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $110,000.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

iii.	Third Modification:

On March 31, 2021, the Company entered into amendments to the secured convertible notes. Pursuant to the amendments, beginning on April 1, 2021, the secured convertible notes bear simple interest at 10% per annum.  Pursuant to the amendments, the maturity date of the secured convertible notes was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company agreed to issue to the secured convertible note holders 20,000 common shares of the Company. Each note holder received 10,000 common shares.

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

The extended secured convertible notes had a total carrying value of $400,000. As the common shares were issued as consideration for extending the secured convertible notes, the fair value of the common share of $20,000 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $20,000.

As at August 31, 2021, the Company has recorded accrued interest of $36,658, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible notes as described in Note 24(c).

b)

On September 29, 2020, the Company issued a secured convertible note with a fair value of $163,341 (the “Note”) and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after March 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

The relative fair values of the secured convertible note and the warrants were $85,330 and $78,011 respectively. The effective conversion price was then determined to be $0.65. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $85,330 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $78,011 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

i.	First Modification:

On March 31, 2021, the Company entered into amendment to the secured convertible note. Pursuant to the amendment, beginning on April 1, 2021, the secured convertible note bear simple interest at 10% per annum. The maturity date of the secured convertible note was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company agreed to issue to the secured convertible note holder 8,268 common shares of the Company. These shares were issued subsequent to August 31, 2021.

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

The extended secured convertible note had a total carrying value of $163,341. As the common shares were issued as consideration for extending the secured convertible note, the fair value of the common share of $8,268 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $8,268.

ii.	Second Modification:

On June 1, 2021, the Company entered into amendment to the secured convertible note. Pursuant to the amendment, beginning on June 1, 2021, the secured convertible note bear simple interest at 10% per annum. The maturity date of the secured convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

As the future undiscounted cash flows are greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. Interest expense will be recognized prospectively such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period between restructuring and maturity, consistent with the interest method.

As at August 31, 2021, the Company has recorded accrued interest of $15,036, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(f).

c)

On October 26, 2020, the Company issued a secured convertible note with a face value of $37,613 (the “Note”) and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after April 23, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the secured convertible note and the warrants were $20,176 and $17,437 respectively. The effective conversion price was then determined to be $0.65. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $20,176 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $17,437 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

i.	First Modification:

On June 1, 2021, the Company entered into amendment to the secured convertible note. Pursuant to the amendment, beginning on June 1, 2021, the secured convertible note bear simple interest at 10% per annum. The maturity date of the secured convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

As the future undiscounted cash flows are greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. Interest expense will be recognized prospectively such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period between restructuring and maturity, consistent with the interest method.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

As at August 31, 2021, the Company has recorded accrued interest of $3,184, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(f).

d)

On November 11, 2020, the Company issued a secured convertible note with a face value of $85,937 (the “Note”) and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years.   The Note bears interest at 10% per annum. The Note is due on demand after May 9, 2021.  The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the secured convertible note and the warrants were $48,258 and $37,679 respectively. The effective conversion price was then determined to be $0.70. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $48,258 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $37,679 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

i.	First Modification:

On June 1, 2021, the Company entered into amendment to the secured convertible note. Pursuant to the amendment, beginning on June 1, 2021, the secured convertible note bear simple interest at 10% per annum. The maturity date of the secured convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

As the future undiscounted cash flows are greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. Interest expense will be recognized prospectively such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period between restructuring and maturity, consistent with the interest method.

As at August 31, 2021, the Company has recorded accrued interest of $6,899, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(f).

e)

On December 2, 2020, the Company issued a secured convertible note with a face value of $600,000 (the “Note”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years.   The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021.  The Note was convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the secured convertible note and the warrants were $457,436 and $142,564 respectively. The effective conversion price was then determined to be $0.95. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $457,436 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $22,564 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at August 31, 2021, the Company has recorded accrued interest of $44,712, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(c).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

f)

On January 7, 2021, the Company issued a secured convertible note with a face value of $300,000 (the “Note).   The Note bears interest at 10% per annum and is due on demand after November 27, 2021.  The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features do not meet derivative classification.

As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”). As at August 31, 2021, the Company has recorded accrued interest of $19,398, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(c).

g)

On March 26, 2021, the Company issued a secured convertible note with a face value of $18,000 (the “Note”) and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after September 26, 2021.  The Note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

The relative fair values of the secured convertible note and the warrants were $10,096 and $7,904 respectively. The effective conversion price was then determined to be $0.70. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $4,016 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $7,904 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $6,080. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at August 31, 2021, the Company has recorded accrued interest of $779, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(f).

h)

On March 26, 2021, the Company issued a secured convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after September 26, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the secured convertible note and the warrants were $56,086 and $43,914 respectively. The effective conversion price was then determined to be $0.70. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $22,314 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $43,914 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $33,772. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at August 31, 2021, the Company has recorded accrued interest of $4,329, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(f).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

i)

On April 30, 2021, the Company issued a secured convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after October 31, 2021. The Note is convertible into shares of the Company’s common stock at any time prior to October 31, 2021 at a conversion price of $1.00 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the secured convertible note and the warrants were $61,493 and $38,507 respectively. The effective conversion price was then determined to be $0.61. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $27,272 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $38,507 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $34,221. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at August 31, 2021, the Company has recorded accrued interest of $3,370, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(f).

j)

On April 29, 2021, the Company issued a secured convertible note with a face value of $180,000 (the “Note”) and warrants to purchase 180,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after October 29, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to October 29, 2021 at a conversion price of $1.00 per share.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the secured convertible note and the warrants were $111,422 and $68,578 respectively. The effective conversion price was then determined to be $0.62. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $46,078 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $68,578 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $65,344. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at August 31, 2021, the Company has recorded accrued interest of $6,115, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Subsequent to August 31, 2021, the Company amended the secured convertible note as described in Note 24(f).

k)

On July 25, 2021, the Company issued a secured convertible note with a face value of $35,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features do not meet derivative classification.

As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”). As at August 31, 2021, the Company has recorded accrued interest of $336, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

11.	Secured convertible notes payable (continued)

l)

On July 25, 2021, the Company issued a secured convertible note with a face value of $15,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2021, the conversion features do not meet derivative classification.

As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”). As at August 31, 2021, the Company has recorded accrued interest of $144, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

12.	Equity

During the year ended August 31, 2020:

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

On January 21, 2020, the Company issued 240,000 common shares at $1.25 per share for gross cash proceeds of $300,000 in cash. Company paid cash finders fees of $24,092 as part of the financing.

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

In connection with the extension of convertible notes payable, as of August 31, 2020, the Company had share issuable of $19,952.

During the year ended August 31, 2020, the Company issued 215,000 common shares for services provided in the prior period.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

12.	Equity (continued)

During the year ended August 31, 2021: On September 21, 2020, the Company issued 80,000 shares of common stock at $1.25 per share for gross cash proceeds of $100,000.

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

On May 7, 2021, the Company issued 50,000 shares of common stock at $0.50 per share for gross proceeds of $25,000.

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

On June 17, 2021, the Company issued 1,046,666 shares of common stock at $0.75 per share for gross proceeds of $785,000.

On July 6, 2021, the Company issued 100,000 shares of common stock at $0.50 per share for gross proceeds of $50,000

During the year ended August 31, 2021, the Company received 8,123,170 shares of common stock from previous management for no consideration, and the shares were returned to treasury.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees and $212,500 was deferred compensation included in prepaid expenses on the consolidated balance sheet.

At August 31, 2021, the Company had received $921,717 for the purchase of 1,228,956 of common shares which were issued subsequent to August 31, 2021.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

13.	Related party transactions and balances

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

a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	August 31, 2021	August 31, 2020

Consulting fees and benefits	$391,850	$505,889

b)	Amounts due to/from related parties

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

	August 31, 2021	August 31, 2020

CEO and Director	$(65,254)	$(12,588)
COO and Director	(76,574)	(42,059)
An entity controlled by the CFO	(34,655)	(10,797)
An entity controlled by a Director	-	(5,142)
	$(176,483)	$(70,586)

As of August 31, 2021, the Company had $176,483 (August 31, 2020 - $70,586) payable to related parties for fees or expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

14.	Financial risk factors

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management processes, inclusive of documented investment policies, counterparty limits, and controlling and reporting structures. The type of risk exposure and the way in which such exposure is managed is provided as follows:

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

14.	Financial risk factors (continued)

a)	Credit risk:

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

August 31, 2021
Balance in Canadian dollars:
Cash and cash equivalents	$85,581
Accounts payable	(527,754)
Net exposure	(442,173)
Balance in US dollars:	$(350,458)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $44,217 for the year ended August 31, 2021 (August 31, 2020 – $26,003).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

14.	Financial risk factors (continued)

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

August 31, 2021
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$60,142,222
Other receivables	282,501,000
Accounts payable	(4,132,175,610)
Net exposure	(3,789,532,388)
Balance in US dollars:	$(1,006,067)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $100,607 for the year ended August 31, 2021 (August 31, 2020 - $91,603).

15.	Capital management

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

16.	Commitments

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

16.	Commitments

b)

In August 2019, the Company entered into an agreement for the construction and installation of equipment (Note 6a), as of August 31, 2021, $208,279 remained payable upon completion of the construction.

c)

On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at its operation in Colombia. The equipment has a value of CAD$658,260. The terms of the agreement require the Company to pay the full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At August 31, 2021, the $233,496 (Note 5(c)) has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

d)

On June 30, 2021, the Company entered into a construction agreement for building an energy network and transformer with a total cost of $235,788 (COP$888,139,643). During the year ended August 31, 2021, the vendor has completed 10%, or $23,579 (COP$88,813,964), of the work related to the construction agreement, which has been capitalized as construction in process. As at August 31, 2021, the Company held deposits of $47,157 (COP$177,627,929) and is obligated to pay the remaining $165,052 (COP$621,697,750) prior to completion of the construction.

e)

As of August 31, 2021, the Company recorded a contingent liability of $532,841 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

f)

During the year ended August 31, 2021, the Company settled amounts owed to certain previous management of $108,500, which was presented as settlement payments in the consolidated statement of operations and comprehensive loss. As at August 31, 2021, $90,000 remained outstanding and was included in accounts payable and accrued liabilities in the consolidated balance sheet.

g)	The Company has entered into leases for farm land in Colombia. See Note 9 for details.

17.	Acquisition of Pacific Sun Fungi Inc.

On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) in consideration for the issuance of a promissory note of $85,500 and 200,000 common shares of the Company with a fair value of $160,000. The primary business of PSF is the production and commercialization of organic, vegan and non-genetically modified psilocybin micro dosing products. The Company analyzed the acquisition under ASU 2017-01 and determined that PSF did not meet the definition of a business. Therefore, the transaction has been accounted for as an asset acquisition. The Company analyzed the gross assets acquired and determined that there were no identifiable assets acquired. As no assets were identified, the Company measured the acquisition at the cost of the consideration and impaired the value of the acquisition immediately, resulting in an impairment loss of $245,500 during the year ended August 31, 2021.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

18.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2020	560,000	1.25
Issued	3,343,135	1.21
Expired	(240,000)	1.25
Balance, August 31, 2021	3,663,135	1.21

As at August 31, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

320,000	1.25	October 31, 2021
130,673	1.25	September 29, 2022
30,090	1.25	October 16, 2022
68,750	1.25	November 11, 2022
240,000	1.25	November 28, 2022
118,000	0.50	March 26, 2022
180,000	1.00	April 29, 2022
1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023

19.	Stock options

On February 1, 2021, the Company granted 4,900,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 1,200,000 options are exercisable at $0.825 per share and 3,700,000 options are exercisable at $0.75 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.77 per share. During the year ended August 31, 2021, the Company recorded stock-based compensation of $2,666,077 on the consolidated statement of operations.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

19.	Stock options (continued)

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2020	–	–	–	–

Granted	4,900,000	0.77	4.42
Cancelled	(450,000)	0.75	4.42

Outstanding, August 31, 2021	4,450,000	0.77	4.42	1,334,000
Exercisable, August 31, 2021	1,483,333	0.77	4.42	444,667

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended August 31, 2021	Year Ended August 31, 2020

Expected dividend yield	0%	-
Expected volatility	182%	-
Expected life (in years)	5	-
Risk-free interest rate	0.42%	-

At August 31, 2021, there was $1,289,875 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

20.	Non-cash activities

	For the Year Ended August 31, 2021	For the Year Ended August 31, 2020
Non-cash activities:
Common stock issued pursuant to asset acquisitions	160,000	4,500,000
Common stock issued to settle debt	124,410	-
Common stock issued for promissory note	90,000	-
Common stock issued for consulting services	637,500	-
Beneficial conversion feature	276,008	115,383
Relative fair value of warrants issued with convertible note	434,594	108,100
Fair value of warrants issued on modification of convertible note	-	198,445
Fair value of shares issued on modification of convertible note	129,952	-
Fair value of shares issuable on modification of debt	8,268	19,952
Original debt discount against convertible notes	-	12,000
Net liabilities acquired in Allied Colombia Acquisition	-	(222,837)

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

21.	Segment disclosure

The Company has two operating segments including:

	a)	Allied Columbia, a Columbian based company through which the Company intends to commence commercial production in Colombia. (Allied Colombia)

	b)	Allied Corp. which consists of the rest of the Company’s operations. (Allied)

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

Financial statement information by operating segment for the year ended August 31, 2021 is presented below:

	Allied $	Allied Colombia $	Total $
Net sales	6,358	6,160	12,518
Net loss	(7,089,987)	(4,395,259)	(11,485,246)
Accretion	654,760	-	654,760
Depreciation and amortization	-	547,478	547,478
Total assets as of August 31, 2021	3,690,362	943,413	4,633,775

Financial statement information by operating segment for the year ended August 31, 2020 is presented below:

	Allied $	Allied Colombia $	Total $
Net loss	(3,134,323)	(3,473,440)	(6,607,763)
Accretion	227,313	-	227,313
Depreciation and amortization	-	466,042	466,042
Total assets as of August 31, 2020	3,425,088	3.679,489	7,104,577

Geographic information for the year ended and as at August 31, 2021 is presented below:

	Revenues $	Total Assets $

Canada	6,358	3,690,362
Colombia	6,160	943,413
Total	12,518	4,633,775

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

21.	Segment disclosure (continued)

Geographic information for the year ended and as at August 31, 2020 is presented below:

	Revenues $	Total Assets $

Canada	-	3,425,088
Colombia	-	3,679,489
Total	-	7,104,577

22.	Income taxes

At August 31, 2021, the Company has a net operating loss carryforward of approximately $8,609,000. The significant components of deferred income tax assets at August 31, 2021 and 2020 were as follows:

	August 31, 2021	August 31, 2020
Deferred tax asset:
Net operating loss carryforward	$2,200,000	$1,165,000
Less: valuation allowance	(2,200,000)	(1,165,000)
Net deferred income tax asset	$-	$-

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

As of August 31, 2021 and 2020, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2021 or 2020. No interest or penalties have been accrued as of August 31, 2021. As of August 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the combined statutory rate for the year ended August 31, 2021 and 2020 is as follows:

	August 31, 2021	August 31, 2020
Income tax benefit	$1,035,000	$808,000
Change in valuation allowance	(1,035,000)	(808,000)
Provision for income taxes	$-	$-

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

22.	Income taxes (continued)

As of August 31, 2021, the Company had approximately $8,609,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

23.	Subsequent events

a)

On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”).  In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At August 31, 2021, the asset purchase has not been closed and the amount paid has been recorded as a deposit.

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of July 2, 2021, the Company has not issued any considerations under the APA. The Company has not received any assets outlined in the APA. The asset purchase has not been closed.

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

b)	On September 2, 2021, the Company issued 7,073,170 common shares to certain management for service commitments.

c)

On October 1, 2021, the Company entered into amendment agreements for the secured convertible notes as described in Note 11. Pursuant to the amendments, the secured convertible notes shall be payable with simple interest of 10% per annum, all on demand on or after March 31, 2022.

d)

On October 1, 2021, the Company issued a secured convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year. The note bears interest at 10% per annum and is due on demand on or after April 1, 2022. The note is convertible into shares of the Company’s common stock at any time prior to April 1, 2022 at a conversion price of $1 per share. On November 1, 2021, the maturity date was amended to March 31, 2022.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2021 and 2020 (Expressed in US dollars)

23.	Subsequent events (continued)

e)

On October 25, 2021, the Company issued a secured convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year. The note bears interest at 10% per annum and is due on demand on or after March 31, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to March 31, 2022 at a conversion price of $1 per share.

f)

On November 1, the Company entered into amendment agreements for the secured convertible notes as described in Note 11. Pursuant to the amendments, the secured convertible notes shall be payable with simple interest of 10% per annum, all on demand on or after March 31, 2022.

g)

Subsequent to the year ended August 31, 2021, the Company issued 3,517,666 units at $0.75 per unit for proceeds of $2,638,250 less finder's fee of $206,043. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

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

During our fiscal years ended March 31, 2019 and 2018, through the subsequent interim periods ended June 30, 2019 and September 30, 2019, and further through November 15, 2019, there have been no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During our recent fiscal years ended March 31, 2019 and 2018 and through the transition period ended August 31, 2019, Marcum did not advise us on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

Effective November 12, 2019, we engaged Manning Elliott, LLP (“Manning Elliott”) to serve as our independent registered public accounting firm for our transition period from March 31, 2019 through August 31, 2019, and for our fiscal years ending August 31, 2020 and 2021. During our most recent fiscal years August 31, 2021 and 2020 we did not consult with Manning Elliott regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The report of Manning Elliott regarding the Company's consolidated financial statements for the fiscal year ended August 31, 2021 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of August 31, 2021, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended August 31, 2021, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year from August 31, 2019 to date. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during those fiscal years.

Name	Year	Fees Earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Calum Hughes	2021	118,756
	2020	$169,460	$-	$-	-	-	-	$169,460
	2019	$102,250	$-	$-	-	-	-	$102,250
Paul Bullock	2021	101,563
	2020	$159,193	$-	$-	-	-	-	$159,193
	2019	$60,324	-		$-	-		$60,324
Jim Smeeding	2021	75,000
	2020	$20,000	-	$600,000	-			$620,000
	2019	$0	$-	$-	-	-	-	$0
Ryan Maarschalk	2021	96,530
	2020	$36,768	$-	$600,000	-	-	-	$636,768

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

Equity Compensation Plans

During 2020, the Company’s board of directors approved the Allied Corp. 2020 Incentive Plan (“Plan”) which authorized the issuance of options, restricted stock units or other equity compensation to its employees directors, and consultants.

On February 1, 2021, the Company granted 4,900,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 1,200,000 options are exercisable at $0.825 per share and 3,700,000 options are exercisable at $0.75 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.77 per share. During the year ended August 31, 2021, the Company recorded stock-based compensation of $2,666,077 on the consolidated statement of operations.

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

Outstanding Stock Options or other Equity Awards

The following table summarizes the stock options we have issued during the fiscal year ended August 31, 2021.

Name	Issuance Date	Expiration Date	Exercise Price per share ($)	Number of common shares granted
Calum Hughes	N/A	N/A	N/A	N/A
Paul Bullock	N/A	N/A	N/A	N/A
Jim Smeeding	February 1, 2021	February 1, 2026	$0.825	600,000
Ryan Maarschalk	February 1, 2021	February 1, 2026	$0.825	600,000

The fair value of each option granted was estimated on the date of grant using the BlackScholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended August 31, 2021	Fiscal Year Ended August 31, 2020
Expected dividend yield	0%	-
Expected volatility	182%	-
Expected life (in years)	5	-
Risk-free interest rate	0.42%	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of August 31, 2021 the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 10% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.

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

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage

Common Stock	Calum Hughes, Chief Executive Officer and Director	20,537,500	24.1%
Common Stock	Paul Bullock, Chief Operating Officer and Director (2)	9,787,500	14.0%
Common Stock	Jim Smeeding, Director (3)	625,000	0.8%
Common Stock	Oceanus Contracting Ltd (2).	8,917,500	11.5%
Common Stock	Ryan Maarschalk, Chief Financial Officer (4)	619,898	0.8%
Common Stock	0994091 BC, Ltd. (2)	870,000	1.5%
Common Stock	All officers and directors (4 persons)	31,569,898	39.5%

____________

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

(3)	Mr. Smeeding holds 600,000 shares pursuant to options and an additional 25,000 shares are held by Adjudicate LLC, a company beneficially owned by Mr. Smeeding.
(4)	Mr. Maarschalk holds 600,000 shares pursuant to options and an additional 19,898 shares are held by Maarschalk Capital, Inc., a company beneficially owned by Mr. Maarschalk.

Holders of Common Stock

As of the date of this Offering Circular, Allied had 95 shareholders of record of our common stock, and pursuant to our review of non-objecting beneficial owner reports, at least 1,480 additional shareholders.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel during the nine months ended were as follows:

	August 31, 2021	August 31, 2020
Consulting fees and benefits	$391,850	$505,889

Amounts due to/from related parties

In the normal course of operations, the company shares certain administrative resources with companies related by common management and directors. The administrative resources and services, which were provided in the normal course of operations, were measured at the exchange. All amounts payable and receivable are noninterest bearing, unsecured and due on demand. The following table summarizes the amounts were due from related parties:

	August 31, 2021	August 31, 2020
CEO and Director	$(65,254)	$(12,588)
COO and Director	(76,574)	(42,059)
An entity controlled by the CFO	(34,665)	(10,797)
An entity controlled by a director	-	(5,142)
	$(176,483)	$(70,586

As of August 31, 2021, the Company had $176,483 (August 31, 2020-$70,586) payable to related parties for fees or expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

Director Independence

The Company is not currently listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee. The Company currently does not currently have any independent directors on its Board.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended August 31, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $152,959.

Audit-Related Fees

$17,000 was billed in the fiscal year ended August 31, 2021 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

Tax Fees

$15,000 was billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the year ended August 31, 2021.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending August 31, 2021. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit	Description
3.1

Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1(i) of the Company’s Registration Statement filing on Form S-1 filed with the Securities and Exchange Commission on May 28, 2013)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1(ii) of the Company’s Registration Statement filing on Form S-1 filed with the Securities and Exchange Commission on May 28, 2013)
3.3

Certificate of Amendment of Articles of Incorporation dated July 1, 2019 (incorporated by reference to Exhibit 3.3 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

3.4	Form of Underwriter Warrant (incorporated by reference to Exhibit 3.1 of the Company’s Offering Statement filing on Form 1-A filed with the Securities and Exchange Commission on June 11, 2021)
10.1

Reorganization Agreement among Allied Corp., Pacific Capital Investment Group, Inc., SECFAC Exchange Corp., AM (Advanced Micro) Biosciences, Inc. and shareholders of AM (Advanced Micro) Biosciences, Inc. Dated as of July 25, 2019 and as amended effective August 27, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filing on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019)

10.2

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd. between the Company and 1185710 B.C. Ltd. Dated November 6, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.3

Share Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Maryls Wolfe and Grant Wolfe dated May 24, 2019. (incorporated by reference to Exhibit 10.3 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.4

Escrow Agreement between AM (Advanced Micro) Biosciences, Inc., and Maryls Wolfe dated May 31, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.5

Xtreme Cubes – Purchase Proposal dated May 14, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.6

Vitalis Extraction Technology Sales Order dated August 30, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.7

Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and 1150641 BC Ltd., doing business as Activated Nano, dated May 22, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.8

Asset Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Clifford Wade Lackie and Robin Dale Lackie for Bud’s Naturals dated February 13, 2019 (incorporated by reference to Exhibit 10.8 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.9

Consulting Agreement between AM (Advanced Micro) Biosciences, Inc. and John Saric dated May 31, 2019 (incorporated by reference to Exhibit 10.9 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.10

Convertible Promissory Note issued to CA Indosuez (Switzerland) S.A. January 23, 2020 (incorporated by reference to Exhibit 10.10 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.11

Series A Warrant issued to CA Indosuez (Switzerland) S.A. January 23, 2020 (incorporated by reference to Exhibit 10.11 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.12

Security Agreement dated as of January 23, 2020 between the Company and CA Indosuez (Switzerland) S.A. (incorporated by reference to Exhibit 10.12 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.13

Convertible Promissory Note issued to Parkward Holding Ltd. January 23, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.14

Series A Warrant issued to Parkward Holding Ltd. January 23, 2020 (incorporated by reference to Exhibit 10.14 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.15

Security Agreement dated as of January 23, 2020 between the Company and Parkward Holding Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.16

Convertible Promissory Note issued to Allied Special Opportunities Limited February 25, 2020 (incorporated by reference to Exhibit 10.16 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.17

Series A Warrant issued to Allied Special Opportunities Limited February 25, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.18

Security Agreement dated as of January 23, 2020 between the Company and Allied Special Opportunities Lit.. (incorporated by reference to Exhibit 10.18 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.18

Loan and Security Agreement dated May 14, 2020 between the Company and SLCI1, LLC. (incorporated by reference to Exhibit 10.19 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.19

Promissory Note issued May 14, 2020 from the Company to SLCI1, LLC. (incorporated by reference to Exhibit 10.20 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.20	2020 Long term Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

122

10.21

Share Purchase Agreement between Dorson Commercial Corp. and AD (Advanced Micro) Biosciences, Inc. dated August 29, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.22

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated August 3, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.23

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated December 4, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.24

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.25

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated February 20, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.26

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated November 29, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.27

License for Medicolombia Cannabis A.S. from Republic of Columbia, National Narcotics Fund U.A.E., Ministry of Health and Social Protection dated January 13, 2020 (incorporated by reference to Exhibit 10.7 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.28

Settlement and Release Agreement between the Company and Anthony Zelen dated September 17, 2020 (incorporated by reference to Exhibit 10.29 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.29

Settlement and Release Agreement between the Company and David Weinkauf dated September 21, 2020 (incorporated by reference to Exhibit 10.30 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.30

Settlement and Release Agreement between the Company and Malcolm Davidson dated September 16, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.31

Convertible Promissory Note issued to Sawasawa Inc. September 30, 2020 (incorporated by reference to Exhibit 10.32 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.32

Convertible Promissory Note issued to Sawasawa Inc. November 7, 2020 (incorporated by reference to Exhibit 10.33 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.33

Convertible Promissory Note issued to Sawasawa, Inc. November 30, 2020 (incorporated by reference to Exhibit 10.34 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.34

Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of May 7, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

10.35

Amendment No. 1 to Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of August 17, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

December 14, 2021	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

December 14, 2021	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2021	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: December 14, 2021	/s/ Paul Bullock
Paul Bullock, Director

Date: December 14, 2021	/s/ Jim Smeeding
Jim Smeeding, Director

