Form 10-Q
period 2021-11-30
Allied Corp.
filed 2022-01-19
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

As of January 18, 2022, there were 91,666,131 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at November 30, 2021 (unaudited) and August 31, 2021	4

Condensed consolidated interim statements of operations and comprehensive loss for the three months ended November 30, 2021 and 2020 (unaudited)	5

Condensed consolidated interim statements of stockholders’ equity (deficit) for the three months ended November 30, 2021 and 2020 (unaudited)	6

Condensed consolidated interim statements of cash flows for the three months ended November 30, 2021 and 2020 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	November 30, 2021	August 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$275,529	$419,825
Inventory (Note 3)	155,481	136,261
Other receivables	34,522	82,837
Prepaid expenses	209,433	277,529
Total current assets	674,965	916,452

Deposits and advances (Note 4)	3,233,720	3,156,163
Right-of-use assets (Note 7)	227,780	247,325
Property, plant and equipment (Note 5)	665,119	267,835
Intangible assets (Note 6)	46,000	46,000
Total assets	$4,847,584	$4,633,775

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,605,420	$1,871,659
Current portion of lease liabilities (Note 7)	24,495	25,013
Loan payable (Note 8)	1,253,772	1,596,522
Secured convertible notes payable (Note 9)	2,020,526	1,889,050
Total current liabilities	4,904,213	5,382,244

Lease liabilities, net of current portion (Note 7)	203,285	222,312
Total liabilities	$5,107,498	$5,604,556

Stockholders’ deficiency
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 91,666,131 shares issued and outstanding (79,858,867 – par value $0.0001 – August 31, 2021)	9,167	7,986
Treasury stock	-	707
Additional paid in capital	29,884,062	18,099,226
Common stock issuable	224664	929,985
Common stock subscription receivable	(250,000)	-
Accumulated deficit	(29,461,893)	(19,393,812)
Accumulated other comprehensive loss	(665,914)	(614,873)

Total stockholders’ deficiency	(259,914)	(970,781)
Total liabilities and stockholders’ deficiency	$4,847,584	$4,633,775

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
Revenues
Sales	$10,082	$4,200

Expenses
Amortization	13,299	169,680
Purchase of inventory	1,182	-
Consulting fees	301,002	327,843
Stock-based compensation - consulting services	3,531,266	-
Stock-based compensation - bonus shares (Note 11)	585,425	-
Stock-based compensation - options	531,255	-
Foreign exchange loss (gain)	143	(4,965)
Interest expense and bank charges	171,141	112,840
Office and miscellaneous	302,290	126,644
Professional fees	243,788	130,631
Travel	12,700	1,341
Inventory costs write-down to net realizable value (Note 3)	252,639	-
Expenses before other items	9,946,130	864,014
Loss before other items	(9,936,048)	(859,814)
Other expenses
Loss on termination of lease	-	(65,565)
Settlement payments (Note 14)	-	(105,000)
Loss on extinguishment of convertible debt	-	(110,000)
Accretion	(132,033)	(55,483)
Total other expenses	(132,033)	(336,048)
Net loss	(10,068,081)	(1,195,862)
Other comprehensive income (loss)

Foreign currency translation adjustments	(51,041)	118,923
Comprehensive loss	$(10,119,122)	$(1,076,939)

Basic and diluted loss per share	$(0.11)	$(0.01)

Weighted average number of common shares outstanding	88,784,911	85,163,802

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Additional		Stock		Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	comprehensive income (loss)	Total

Balance, August 31, 2020	85,105,780	$8,511	$12,226,382	$19,952	-	$(7,908,566)	$(642,115)	$3,704,164
Shares issued for cash	200,000	20	249,980	-	-	-	-	250,000
Detachable warrants issued with convertible notes payable	-	-	153,764	-	-	-	-	153,764
Shares issuable upon modification of debt	-	-	133,127	-	-	-	-	133,127
Common stock subscribed	-	-		110,000	-	-	-	110,000
Comprehensive loss for the period	-	-		-	-	(1,195,862)	118,923	(1,076,939)

Balance, November 30, 2020	85,305,780	$8,531	$12,763,253	$129,952	-	$(9,104,428)	$(523,192)	$3,274,116

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury stock		Additional		Stock		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	-	7,957,316
Shares issued for cash	4,458,094	446	-	-	3,343,126	(790,467)	(250,000)	-	-	2,303,105
Share issuance costs	-	-	-	-	(253,390)	-	-	-	-	(253,390)
Shares subscribed						85,146				85,146
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	-	6,000
Shares issued in error not yet cancelled	268,000	27	-	-	27	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	80,247	-	-	-	-	80,247
Stock-based compensation	-	-	-	-	531,255	-	-	-	-	531,255
Comprehensive loss for the period	-	-	-	-	-	-	-	(10,068,081)	(51,041)	(10,119,122)

Balance, November 30, 2021	91,666,131	$9,167	-	-	$29,884,062	$224,664	$(250,000)	$(29,461,893)	$(665,914)	$(259,914)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
Cash provided by (used in):

Operating activities
Net loss for the period	$(10,068,081)	$(1,195,862)
Adjustment to net loss for the period for non-cash items
Accretion	132,033	55,483
Accrued interest	36,732	-
Inventory write-down to net realizable value	252,639	-
Amortization	13,299	169,680
Loss on debt extinguishment	-	110,000
Loss on termination of lease	-	65,566
Stock-based compensation - consulting services	3,531,266	-
Stock-based compensation - bonus shares (Note 11)	585,425	-
Stock-based compensation – options	531,255	-
Changes in non-cash working capital balance:
Decrease in other receivables	48,315	-
Decrease (increase) in prepaid expenses	(102,998)	41,921
Increase in due from related parties	-	(11,726)
Increase (decrease) in accounts payable and accrued liabilities	(403,979)	78,679
Increase in inventory	(271,859)	(7,901)

	(1,715,953)	(694,160)
Investing activities
Refunds of deposits	-	129,897
Purchase of property, plant, and equipment	(375,413)	(21,932)
	(375,413)	107,965
Financing activities
Proceeds of convertible notes payable	200,000	286,892
Repayment of loan payable	(342,750)	-
Repayment of finance lease obligations	-	(12,480)
Proceeds from the issuance of common stock	2,140,861	250,000
	1,998,111	524,412

Decrease in cash	(93,255)	(61,783)
Effect of exchange rate on changes of cash	(51,041)	(20,869)
Cash, beginning of period	419,825	94,047
Cash, end of period	$275,529	$11,395

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	147,839	112,840

Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

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

On September 10, 2019, the Company was acquired in a reverse takeover (“RTO”) transaction (see Note 1b) and the RTO is considered a purchase of the Company’s net assets by AM (Advanced Micro) Biosciences, Inc. (“AM Biosciences”). For accounting purposes, the legal subsidiary, AM Biosciences has been treated as the acquirer and Allied Corp., the legal parent, has been treated as the acquiree. Accordingly, these consolidated financial statements reflect a continuation of the financial position, operating results, and cash flow of the Company’s legal subsidiary, AM Biosciences from the date of incorporation on September 13, 2018.

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at November 30, 2021, Allied Colombia has a licensed cannabis farm in Colombia.

b)	Reverse take-over transaction (RTO)

On July 25, 2019, as amended effective August 27, 2019, the Company entered into a reorganization and stock purchase agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of AM (Advanced Micro) Biosciences, Inc (“AM Biosciences”). Effective September 10, 2019, the parties closed the Reorganization Agreement (the “Acquisition”). As part of the transaction, Pacific Capital Investment Group, Inc., the then majority shareholder of Allied (the “Allied Shareholder”) delivered 51,200,014shares of common stock, representing approximately 65.42% of the outstanding equity of Allied Corp. to SECFAC Exchange Corp. on behalf of the prior shareholders of AM Biosciences and certain other designees of AM Biosciences as a consideration to acquire 100% of the issued and outstanding equity of AM Biosciences. Further, as part of the transaction, the Allied Shareholder submitted for cancellation and return to treasury 10,459,220 and 4,500,000 shares of common stock. As a consequence, immediately subsequent to the close of the Reorganization Agreement, Allied had 78,268,780 shares of common stock outstanding.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

c)	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2021 of $10,068,081, has generated minimal revenue and as at November 30, 2021 has a working capital deficit of $4,229,248. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

d)	COVID-19 impact

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets globally, leading to uncertainty and an economic downturn. Although some product distribution was delayed by COVID-19, management has determined that there has been no significant impact to the Company’s operations, however management continues to monitor the situation.

e)	Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. Because the Company plans to engage in cannabis-related activities in the United States, only if and when cannabis operations are federally legalized.

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

Given the current illegality of cannabis under United States federal law, the Company’s ability to access both public and private capital may be hindered by the fact that certain financial institutions are regulated by the United States federal government and are thus prohibited from providing financing to companies engaged in cannabis related activities. The Company’s ability to access public capital markets in the United States is directly hindered as a result. The Company may, however, be able to access public and private capital markets in the United States through institutions which are not regulated by the United States federal government, in Canada, and in many other countries in order to support continuing operations.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

2.	Significant accounting policies

Business Presentation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2021, and the results of its operations for the three months ended November 30, 2021, and cash flows for the three months ended November 30, 2021. The results of operations for the period ended November 30, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

a)	Principles of consolidation

The consolidated financial statements include accounts of Allied Corp. and its wholly-owned subsidiaries, including AM Biosciences, Allied US Products LLC, Tactical Relief LLC, Baleno Ltd. and Allied Colombia. Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

b)	Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2021 and August 31, 2021.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s consolidated balance sheets, statements of net loss and comprehensive loss and statements of cash flows.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

o)	Financial instruments

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2021 and August 31, 2021 other than cash.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

Pursuant to ASC Paragraph 805-40-05-2, as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity. In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired. However, application of the guidance in ASC 805-10-55-11 through 55-15 results in identifying: (a) The public entity as the acquire for accounting purposes (the accounting acquiree); and (b) the private entity as the acquirer for accounting purposes (the accounting acquirer).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

Pursuant to ASC 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the acquisition agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

As a result of the controlling financial interest of the former stockholders of AMBI, for financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition with AMBI deemed the accounting acquirer and the Company deemed the accounting acquire under the acquisition method of accounting in accordance with ASC 805-10-55 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The reverse acquisition is deemed a capital transaction and the net assets of AMBI (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of AMBI which are recorded at their historical cost. The equity of the Company is the historical equity of AMBI.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2021, are of significance or potential significance to the Company.

3.	Inventory

Inventory is comprised of the following items:

	November 30, 2021	August 31, 2021

Work in progress	$37,425	$51,831
Finished goods	118,056	84,430
Total inventory	$155,481	$136,261

The costs of inventory include but are not limited to labor, utilities, nutrition and irrigation, overhead and the depreciation of manufacturing equipment and production facilities, and amortization of licenses determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and rent of grow facility. The Company began productions in Colombia in late 2020, when the Company obtained approval for its strains of products. During the current period, certain costs were determined based on the actual usage of production space as compared to the normal predetermined operational production of the facility based on capacity as the Company gradually started to grow products and prepared the facility ready. Management determined that during the current period, the Company was operating at 24% of predesigned capacity and as a result 24% of rent, amortization expenses, and certain overhead costs are included in costs of inventory.

During the current period, the Company recorded a write-down of inventory costs which include labor, utilities, nutrition, and irrigation, overhead and depreciation to net realizable value of $252,639.

The Company’s sales were generated from cannabis products purchased from certain third-party supplier during the three month periods ended November 30, 2021 and November 30, 2020.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

4.	Deposits and advances

	November 30, 2021	August 31, 2021

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,656,695
b) Vitalis equipment deposit	233,496	233,496
c) Deposit towards a license acquisition	150,000	150,000
d) Prepayments for construction facility in Colombia	77,829	115,972
e) Eteros equipment deposit	115,700	-
Total deposits and advances	$3,233,720	$3,156,163

a)

In 2019, the Company entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At November 30, 2021, Company had deposits of $2,656,695 (August 31, 2021 - $2,656,695) to purchase prefabricated buildings. As of November 30, 2021, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)

At November 30, 2021 and August 31, 2021, the Company had paid $233,496 to purchase equipment as described in Note 14(c). At November 30, 2021, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

c)

At November 30, 2021 and August 31, 2021, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 19(a). At November 30, 2021, the asset purchase has not closed and the amount paid has been recorded as a deposit.

d)	The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at November 30, 2021, the prepayments totaled $77,829.

e)	At November 30, 2021, the Company had paid $115,700 to purchase equipment. At November 30, 2021, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

5.	Property, plant and equipment

At November 30, 2021, property, plant and equipment (“PPE”) consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total

August 31, 2021	$27,469	$274,776	$10,653	$16,310	$329,208
Additions	334,383	93,657	5,815	9,329	443,184
Foreign exchange	(15,143)	(19,329)	(838)	(1,300)	(36,610)
November 30, 2021	$346,709	$349,104	$15,629	$24,339	$735,782

Accumulated depreciation
August 31, 2021	$-	$58,519	$1,935	$919	$61,373
Additions	-	12,374	490	435	13,299
Foreign exchange	-	(3,810)	(130)	(69)	(4,009)
November 30, 2021	$-	$67,083	$2,295	$1,285	$70,663

Net book value
August 31, 2021	$27,469	$216,257	$8,718	$15,391	$267,835
November 30, 2021	$346,709	$282,021	$13,335	$23,054	$665,119

As of November 30, 2021 and August 31, 2021, the construction in process has not been in use.

During the period ended November 30, 2021, the Company included depreciation of PPE of $9,100 in cost of inventory.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

6.	Intangible assets

At November 30, 2021, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	November 30, 2021 Net carrying value $	August 31, 2021 Net carrying value $

Cannabis licenses	5,435,334	(464,973)	(1,122,694)	(3,801,667)	46,000	46,000
	5,435,334	(464,973)	(1,122,694)	(3,801,667)	46,000	46,000

On February 17, 2020, the Company acquired $5,435,334 of licenses as part of the acquisition of Allied Colombia. The licenses acquired are issued by the Republic of Colombia and include the use of seeds for growing Cannabis, production of derivatives from Cannabis for medicinal and scientific use, cultivation of Cannabis plants, and producer of seeds. The Company recorded amortization of these licenses of $658,836 for the year ended August 31, 2021, of which $158,121 was included in cost of inventory.

Management acquired the licenses with a plan to operate in Colombia and believed the amounts paid for the licenses would be recovered from future operations. The Company has only recently started its operations in Colombia and has limited history on which to base future outcomes from operations including cash flows. Cannabis and hemp are considered to be an emerging industry and Colombia does not yet have a sufficiently established observable legal market in which the Company could sell its Cannabis or hemp flower and CBD or THC extracts. Laws and regulations in Colombia are evolving and there is uncertainty in what will be legally permissible in a future market and what prices and demand there would be in Colombia for the Company’s products. At the present, the Company’s export activities are regulated and restricted by Colombian law and it is uncertain whether future changes in law would favorably impact the Company’s operations. Due to the uncertainty in the timing and amount of future cash flows from operations the Company has written down its licenses to the estimated recoverable amount of $46,000. During the year ended August 31, 2021, the Company recorded impairment of intangible assets in the amount of $2,687,695.

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

On August 10, 2021, the Company entered into another lease for additional land in Colombia with monthly payment of $2,647 (COP9,970,675) for 12.5 hectares which is intended for use of outdoor cultivation, resulting in addition of lease liabilities of $104,902. The lease is for 5 years, and expires in July 2026. The management has assessed the lease as an operating lease.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

7.	Leases (continued)

The Company entered into an agreement to lease the land described in 14(a) with a commencement date of June 1, 2020. The lease requires the Company to make monthly payments of $4,501 (CAD$5,870) per month. The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately $920,000 (CAD$1,200,000). Effective November 1, 2020, the Company terminated the lease. Pursuant to ASC 842-20 upon the termination of the lease, the Company derecognized the lease related asset and liability and included any consideration paid or received upon termination that was not already included in the lease payments in the gain or loss on termination of the lease. After recording the proceeds from the landlord and derecognizing the capitalized building costs as well as the right of use asset and liability, the Company recorded a loss of $65,565 on the termination of the lease.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At November 30, 2021, the Company did not have any finance leases.

At November 30, 2021, the weighted average remaining operating lease term was 6.68 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	5,810
Interest on lease liabilities	9,050

Total operating lease cost	14,860

The following table provides supplemental cash flow and other information related to leases for three months ended November 30, 2021:

$
Lease payments	14,860

Supplemental balance sheet information related to leases as of November 30, 2021 are as below:

$
Cost	282,273
Accumulated amortization	(13,240)
Foreign exchange	(41,253)

Net carrying value at November 30, 2021	227,780

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

7.	Leases (continued)

Future minimum lease payments related to lease obligations are as follows:

$
2022	42,767
2023	57,023
2024	57,023
Thereafter	206,234

Total minimum lease payments	363,047

Less: amount of lease payments representing effects of discounting	(135,267)

Present value of future minimum lease payments	227,780

Less: current obligations under leases	(24,495)

Lease liabilities, net of current portion	203,285

8.	Loans payable

a)

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020, and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. During the three months ended November 30, 2021, the Company further amended the loan agreement to extend the repayment due date to December 20, 2021. During the three months ended November 30, 2021, the Company paid interest in the amount of $112,839 (2020 - $112,840). Subsequent to November 30, 2021, the Company amended the financing agreement as described in Note 19(e)).

b)

On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) in consideration for the issuance of a promissory note of $85,500 and 200,000 common shares of the Company with a fair value of $74,000. The note is non-interest bearing and is due 10 days after demand. During the three months ended November 30, 2021, the Company made the final $42,750 payment towards the promissory note.

c)

On March 1, 2021, the Company entered into a $300,000 promissory note with simple interest of 10% per annum and maturity date of June 1, 2021. As additional compensation the Company issued 100,000 shares of the Company with a fair value of $90,000, which was treated as discount on the promissory note. During the year ended August 31, 2021, the accretion on the promissory note totalled $90,000. During the three months ended November 30, 2021, the Company made the final payment of $315,000 which included interest payment of $15,000.

9.	Secured convertible notes payable

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants would not meet derivative classification.

The relative fair values of the convertible notes and the warrants were $470,467 and $117,533 respectively. The effective conversion price was then determined to be $0.98. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $115,383 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $108,100 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $364,517. The beneficial conversion feature of $115,383, the original issue discount of $12,000 and the relative fair value of the warrants of $108,100discounted the carrying value of the convertible debt on the date of issue. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method. On June 30, 2020, the Company repaid $200,000 of the $600,000 note which left $200,000 outstanding on each note.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

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

iv.	Fourth Modification:

On October 1, 2021, the Company entered into amendments to the convertible notes. Pursuant to the amendments, beginning on April 1, 2021, the convertible notes bear simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

During the three months ended November 30, 2021, the Company made interest payments of 20,000. As at November 30, 2021, the Company has recorded accrued interest of $26,630, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

b)

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 (the “Note”) and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note was due on demand after March 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

On March 31, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company issued to the convertible note holder 8,268 common shares of the Company.

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

The extended convertible note had a total carrying value of $163,341. As the common shares were issued as consideration for extending the convertible note, the fair value of the common share of $8,268 were expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $8,268.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

	ii.	Second Modification:

On June 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on June 1, 2021, the note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

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

	iii.	Third Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

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

As at November 30, 2021, the Company has recorded accrued interest of $19,109, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

c)

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 (the “Note”) and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note was due on demand after April 23, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

On June 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on June 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

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

ii.	Second Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

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

As at November 30, 2021, the Company has recorded accrued interest of $4,122, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

d)

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 (the “Note”) and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note was due on demand after May 9, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

On June 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on June 1, 2021, the note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

ii.	Second Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

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

As at November 30, 2021, the Company has recorded accrued interest of $9,041, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

e)

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 (the “Note”) and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note was due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

Modification:

On October 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, the note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

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

As at November 30, 2021, the Company has recorded accrued interest of $59,671, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

f)

On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and was due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features do not meet derivative classification. As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”).

Modification:

On October 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, the note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

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

As at November 30, 2021, the Company has recorded accrued interest of $30,247, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

g)

On March 26, 2021, the Company issued a convertible note with a face value of $18,000 (the “Note”) and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for 1 year. The Note bears interest at 10% per annum. The Note was due on demand after September 26, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at November 30, 2021, the Company has recorded accrued interest of $1,228, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

h)

On March 26, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for 1 year. The Note bears interest at 10% per annum. The Note was due on demand after September 26, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to September 26, 2021 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at November 30, 2021, the Company has recorded accrued interest of $6,822, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

i)

On April 30, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note was due on demand after October 31, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to October 31, 2021 at a conversion price of $1.00 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at November 30, 2021, the Company has recorded accrued interest of $5,863, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

j)

On April 29, 2021, the Company issued a convertible note with a face value of $180,000 (the “Note”) and warrants to purchase 180,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note was due on demand after October 29, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to October 29, 2021 at a conversion price of $1.00 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at November 30, 2021, the Company has recorded accrued interest of $10,603, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

k)

On July 25, 2021, the Company issued a convertible note with a face value of $35,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features do not meet derivative classification. As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”).

Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditor has not granted a concession, the guidance contained in ASC 470-50 was applied. As present value of the cash flows under the new debt instrument differed by less than 10% from the present value of the remaining cash flows under the terms of the original debt instrument, it was determined that the debt was not substantially different which resulted in modification accounting.

If a convertible debt instrument is modified or exchanged in a transaction that is not accounted for as an extinguishment, an increase in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) shall reduce the carrying amount of the debt instrument (increasing a debt discount or reducing a debt premium) with a corresponding increase in additional paid-in capital.

The Company recognized the increase in the fair value of the embedded beneficial conversion feature of $1,090 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $33,910 at November 1, 2021.

As at November 30, 2021, the Company has recorded accrued interest of $1,208, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

l)

On July 25, 2021, the Company issued a convertible note with a face value of $15,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features do not meet derivative classification. As the stock price at the issuance date was less than the conversion price, it was determined that there was no beneficial conversion feature (“BCF”).

Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditor has not granted a concession, the guidance contained in ASC 470-50 was applied. As present value of the cash flows under the new debt instrument differed by less than 10% from the present value of the remaining cash flows under the terms of the original debt instrument, it was determined that the debt was not substantially different which resulted in modification accounting.

If a convertible debt instrument is modified or exchanged in a transaction that is not accounted for as an extinguishment, an increase in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) shall reduce the carrying amount of the debt instrument (increasing a debt discount or reducing a debt premium) with a corresponding increase in additional paid-in capital.

The Company recognized the increase in the fair value of the embedded beneficial conversion feature of $467 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $14,533 at November 1, 2021.

As at November 30, 2021, the Company has recorded accrued interest of $518, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

m)

On October 1, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after April 1, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to April 1, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible note payable (continued)

The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $40,117 and $59,883 respectively. The effective conversion price was then determined to be $0.40. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $40,117 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $59,883 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

Modification:

On November 1, 2021, the Company entered into an amendment to the convertible note. note bearsPursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditor has not granted a concession, the guidance contained in ASC 470-50 was applied. As present value of the cash flows under the new debt instrument differed by less than 10% from the present value of the remaining cash flows under the terms of the original debt instrument, it was determined that the debt was not substantially different which resulted in modification accounting.

If a convertible debt instrument is modified or exchanged in a transaction that is not accounted for as an extinguishment, an increase in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) shall reduce the carrying amount of the debt instrument (increasing a debt discount or reducing a debt premium) with a corresponding increase in additional paid-in capital.

There was no change in the fair value of the embedded beneficial conversion feature immediately before and after the modification. As a result, the Company did not adjust the carrying amount of $1,546 of the convertible debt at November 1, 2021.

As at November 30, 2021, the Company has recorded accrued interest of $1,644, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

n)

On October 25, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note”) and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Note bears interest at 10% per annum. The Note is due on demand after March 31, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to March 31, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the debenture or warrants under ASC 815-15 Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2021, the conversion features and warrants do not meet derivative classification.

The relative fair values of the convertible note and the warrants were $39,573 and $60,427 respectively. The effective conversion price was then determined to be $0.40. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the relative fair value of the BCF of $39,573 and an equivalent discount. The Company then recognized the relative fair value of the warrants of $60,427 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $Nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at November 30, 2021, the Company has recorded accrued interest of $986, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

10.	Equity

During the three months ended November 30, 2020:

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

In connection with the extension of convertible notes payable, as of November 30, 2020, the Company has common stock issuable of $129,952 (August 31, 2020 - $19,952).

During the three months ended November 30, 2021:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $2,447,925 on issuance date from treasury to the CFO and COO (Note 11) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is recorded as stock-based compensation.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the three months ended November 30, 2021.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $159,374 was expensed during the three months ended November 30, 2021. As at November 30, 2021, $53,126 was deferred compensation included in prepaid expenses on the consolidated balance sheet.

On October 20, 2021, the Company issued 3,753,094 units at $0.75 per unit for proceeds of $2,814,821, of which $790,467 was received during the year ended August 31, 2021, and $250,000 was receivable at November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. During the three months ended November 30, 2021, the Company received an additional $85,146 in cash for units subscribed at $0.75 per unit. In connection with the financing, the Company incurred brokerage commission fees of $205,735.

On November 5, 2021, the Company issued 705,000 units at $0.75 per unit for proceeds of $528,750. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company issued 8,000 shares of common stock with a fair value of $6,000 as a finder’s fee and incurred other finders’ fees of $41,654.

During the three months ended November 30, 2021, the Company issued 268,000 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

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

a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	November 30, 2021	November 30, 2020

Consulting fees and benefits	$91,986	$88,865

b)	Amounts due to/from related parties

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

	November 30, 2021	August 31, 2021

CEO and Director	$(61,796)	$(65,254)
COO and Director	(76,960)	(76,574)
An entity controlled by the CFO	(37,961)	(34,655)
	$(176,717)	$(176,483)

As of November 30, 2021, the Company had $176,717 (August 31, 2021 - $176,483) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

c)	Stock-based compensation

On September 2, 2021, the Company issued 400,000 common shares from treasury at fair value of $450,000 to an entity controlled by the CFO as a bonus for past services provided.

On September 2, 2021, the Company issued 1,775,933 common shares from treasury at fair value of $1,997,925 to entities controlled by the COO and Director for as a bonus for past services provided.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

12.	Financial risk factors (continued)

b)	Liquidity risk:

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

November 30, 2021
Balance in Canadian dollars:
Cash and cash equivalents	$70,163
Accounts payable	(454,262)
Net exposure
Balance in US dollars:	$(384,099)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $38,410 for the three months ended November 30, 2021 (November 30, 2020 – $35,296).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

November 30, 2021
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$281,751,039
Other receivables	83,072,204
Accounts payable	(3,170,820,800)
Net exposure	(2,805,997,557)
Balance in US dollars:	$(702,870)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $70,287 for the three months ended November 30, 2021 (November 30, 2020 - $74,408).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

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

a)

In August 2019, the Company entered into an agreement for the construction and installation of equipment (Note 4a), as of August 31, 2021, $208,279 remained payable upon completion of the construction.

b)

On August 30, 2019, the Company entered into sales agreement to purchase an extraction system to be use in future at its operation in Colombia. The equipment has a value of CAD$658,260. The terms of the agreement require the Company to pay the full amount in monthly installments starting September 1, 2019 and will continue to February 2020. The equipment will be paid in full before the equipment is shipped to Colombia and title transfers to the Company. At November 30, 2021, the $233,496 (Note 4(b)) has been recorded as a deposit until the remaining purchase price is paid and the equipment is received.

c)	On June 30, 2021, the Company entered into certain construction agreements for building an energy network and transformer and a water treatment system with an aggregated cost of $437,673 (COP$1,747,279,680). As at November 30, 2021, the weighted average percentage of completion is 73% or $319,240 (COP$1,280,665,381), of the work related to the construction agreement, which has been capitalized as construction in process. As at November 30, 2021, the Company held deposits of $77,829 (COP$298,175,238) and is obligated to pay the remaining $111,032 (COP$443,261,101) prior to completion of the construction.

d)

As of November 30, 2021, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheets.

e)

During the year ended August 31, 2021, the Company settled amounts owed to certain previous management of $108,500, which was presented as settlement payments in the consolidated statement of operations and comprehensive loss. As at November 30, 2021, $90,000 remained outstanding and was included in accounts payable and accrued liabilities in the consolidated balance sheet.

f)	The Company has entered into leases for farm land in Colombia. See Note 7 for details.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

15.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2021	3,663,135	1.21

Issued	3,717,666	1.25
Expired	(320,000)	1.25
Balance, November 30, 2021	7,060,801	1.23

As at November 30, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

130,673	1.25	September 29, 2022
30,090	1.25	October 16, 2022
68,750	1.25	November 11, 2022
240,000	1.25	November 28, 2022
118,000	0.50	March 26, 2022
180,000	1.00	April 29, 2022
1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023
100,000	1.25	October 1, 2023
2,812,666	1.25	October 20, 2023
100,000	1.25	October 25, 2023
705,000	1.25	November 6, 2023

16.	Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2021	4,450,000	0.77	4.42	1,334,000

Granted	100,000	1.125	4.76

Outstanding, November 30, 2021	4,550,000	0.78	4.19	5,014,000
Exercisable, November 30, 2021	1,583,333	0.79	4.21	1,721,667

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

16.	Stock options (continued)

During the three months ended November 30, 2021, the Company recorded stock-based compensation of $531,255 for options granted on the consolidated statement of operations. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020

Expected dividend yield	0%	-%
Expected volatility	166%	-%
Expected life (in years)	5	-
Risk-free interest rate	0.78%	-%

At November 30, 2021, there was $765,815 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

17.	Non-cash activities

	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
Non-cash activities:
Shares issued from treasury for services and bonuses	7,957,316	-
Beneficial conversion feature	80,247	153,764
Relative fair value of warrants issuable with convertible note	120,310	133,127
Relative fair value of shares issued on modification of convertible notes	-	110,000

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

18.	Segment disclosure

The Company has two operating segments including:

a)	Allied Colombia, a Colombian based company through which the Company intends to commence commercial production in Colombia. (Allied Colombia)

b)	Allied Corp. which consists of the rest of the Company’s operations. (Allied)

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

Financial statement information by operating segment for the three month period ended November 30, 2021 is presented below:

	Allied $	Allied Colombia $	Total $
Net sales	(4,679)	14,761	10,082
Net loss	(9,662,598)	(405,483)	(10,068,081)
Accretion	132,033	-	132,033
Depreciation and amortization	-	13,299	13,299
Total assets as of November 30, 2021	3,617,195	1,230,389	4,847,584

Geographic information for the three-month period ended and as at November 30, 2021 is presented below:

	Revenues $	Total Assets $

Canada		3,617,195
Colombia	10,081	1,230,389
Total	10,081	4,847,584

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2021 (Expressed in US dollars)

19.	Subsequent events

a)

On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At November 30, 2021, the asset purchase has not been closed and the amount paid has been recorded as a deposit (Note 4 (c)).

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of November 30, 2021, the Company has not issued any considerations under the APA. The Company has not received any assets outlined in the APA. The asset purchase has not been closed.

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

The Company is currently negotiating to significantly revise this agreement and structure.  Effectively the APA, the Lease Agreement and the Service Agreement will be terminated and replaced by an Option to Purchase Agreement.

Our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, intends to revise the structure to enter into an Option to Purchase Agreement (the “ Option Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. only upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”).

While the Company has begun to enter into arrangements with United States based companies that may themselves participate in the United States cannabis market, we do not hold any US assets, but rather have a call option to purchase that can be exercisable or exchangeable upon cannabis becoming legal or permissible in the United States under Federal law.

The Company will only conduct business activities related to growing or processing cannabis in jurisdictions, including the United States, when it is federally permissible to do so. The Company is not considered a United States Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 – Issuers with United States Marijuana-Related Activities (the “Staff Notice”)) nor does it have material ancillary involvement in the United States. cannabis industry in accordance with the Staff Notice. While the Company has several arrangements with United States based companies that may themselves participate in the United States cannabis market, these relationships do not violate the federal laws of the United States respecting cannabis and in no manner involve the Company in any activities in the United States respecting cannabis.

b)

On December 23, 2021, the Company issued two secured convertible notes with a face value of $200,000. The note bears interest at 10% per annum and is due on demand on or after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

c)

On January 11, 2022, the Company issued a secured convertible note with a face value of $150,000. The note bears interest at 10% per annum and is due on demand on or after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

d)

Subsequent to November 30, 2021, the Company received $27,000 for subscription to 36,000 units at $0.75 per unit. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common share at $1.25 for a period of two years.

e)

Subsequent to November 30, 2021, the Company entered into an amendment agreement for the financing agreement as described in Note 8 a). Pursuant to the amendment, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the three months ended November 30, 2021 and 2020.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based upon Allied Corp’s unaudited financial statements contained in this Current Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Allied Corp. (“Allied” or the “Company”) is a Nevada corporation, based in Kelowna, British Columbia, Canada. Allied is an international medical cannabis production company with a mission to address today’s medical issues by researching, creating and producing targeted cannabinoid health solutions. Allied uses what it considers to be an evidence-informed scientific approach to make this mission possible, through cutting-edge pharmaceutical research and development, innovative plant-based production and unique development of therapeutic products.

References in this periodic report on Form 10-Q to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Colombia S.A.S., Baleno Ltd., Tactical Relief, LLC, Allied US Products, LLC, and Pacific Sun Fungi Inc. Each of these corporations is a 100% wholly owned subsidiary of Allied and consequentially reports quarterly financials up to a consolidated quarterly submission.

Allied’s focus is on the development of medicinal cannabis and psilocybin products for patients with conditions potentially suitable for treatment therewith. Such conditions include anxiety, insomnia, anorexia, chronic pain, epilepsy, chemotherapy-induced nausea and vomiting, post-traumatic stress disorder (PTSD), Parkinson’s disease, Tourette syndrome, irritable bowel syndrome (IBS) and spasticity associated with multiple sclerosis (MS) and spinal cord injury (SCI).

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

Effects of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. While COVID-19 delayed shipment of some of our products, management has determined that there has been no significant impact to the Company’s operations, however management continues to monitor the situation.

Critical Accounting Policies

Business Presentation

The unaudited condensed consolidated interim financial statements and related notes in this Quarterly Report on Form 10-Q are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

The unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, the unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2021, and the results of its operations for the three months ended November 30, 2021, and cash flows for the three months ended November 30, 2021. The results of operations for the period ended November 30, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2021 and August 31, 2021.

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

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s consolidated balance sheets, statements of net loss and comprehensive loss and statements of cash flows.

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

g) Foreign currency translation and functional currency conversion

Items included in the consolidated financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entities operate (the “functional currency”).

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2021 and August 31, 2021 other than cash.

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

r) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2021, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2021 of $10,068,081, has generated minimal revenue and as at November 30, 2021 has a working capital deficit of $4,229,248. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months Ended November 30, 2021 compared to the Three Months Ended November 30, 2020

Sales and Revenue

For the three-month periods ended November 30, 2021 we had $10,082 in revenue compared to $4,200 for the three-month period ended November 30, 2020. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended November 30, 2021 totaled $9,946,130 compared to $864,014 for the three-month period ended November 30, 2020. Operating expenses for the three-month period ended November 30, 2021 is mainly a result of stock-based compensation (for consulting services) of $3,531,266, stock-based compensation (bonus shares issued) of $4,585,425, stock-based compensation (options) of $531,255, inventory write-off to net realizable value of $252,639, office and miscellaneous expense of $302,290, professional fees of $243,788, and interest expense of $171,141. Operating expenses for the three-month period ended November 30, 2020 is mainly a result of office and general expense of $105,812, professional fees of $130,631 and consulting fees of $327,843. The increase in operating expense during the quarter ended November 30, 2021 is principally the result of an increase in stock-based compensation of $8,647,946, which was necessary to develop our product lines and inventory write-off to net realizable value of $252,639.

Net Loss

As a result of the changes described above, net loss from operations after income taxes increased to $10,068,081 during the three months ended November 30, 2021 compared to $1,195,862 during the three-month period ended November 30, 2020.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020
Cash used in operating activities	$(1,715,953)	$(694,160)
Cash from financing activities	$1,998,111	$524,412
Cash from (used in) investing activities	$(375,413)	$107,965
Change in cash during the period	$(93,255)	$(61,783)
Effect of exchange rate change	$(51,041)	$(20,869)
Cash, beginning of period	$419,825	$94,047
Cash, end of period	$275,529	$11,395

As of November 30, 2021, the Company had $674,965 in current assets, consisting of $275,529 in cash, $155,481 in inventory, $34,522 in receivables, and $209,433 in prepaid expenses. Other assets mainly include deposits and advances of $3,233,720 (principally related to our building to be located in Nevada), property, plant and equipment of $665,119, right-of-use assets of $277,780 and intangible assets of $46,000.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes as reflected below.

On May 17, 2021 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement terminated on November 5, 2021. The private placement sought to raise $5,250,000 through the sale of Units at $0.75 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $1.25 per share. Boustead Securities LLC acted as the exclusive Placement Agent for this offering on a best efforts basis. Boustead received compensation in cash of 10 percent of the proceeds from such Offering up to $1,000,000 and 7 percent of the proceeds from such Offering thereafter. We obtained $3,178,572 in gross proceeds from this offering.

Convertible Notes during the Quarter ended November 30, 2020

The Company has granted each and every one of the secured convertible note holders referenced below a continuing security interest in, a general lien upon, and a right of setoff against all existing and future assets and property under the terms of a security agreement.

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The note bears interest at 10% per annum. The note was due on demand after March 27, 2021. The note was convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share. On March 31, 2021, the Company amended the note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company issued to the convertible note holder 8,268 common shares of the Company. On June 1, 2021, the Company again amended the note. Pursuant to the amendment, beginning on June 1, 2021, the note bears simple interest at 10% per annum and was due on demand on or before November 30, 2021 for no additional consideration. On November 1, 2021, the Company again amended the note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The note bears interest at 10% per annum. The note was due on demand after April 23, 2021. The note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share. On June 1, 2021, the Company amended the note. Pursuant to the amendment, beginning on June 1, 2021, the note bears simple interest at 10% per annum and was due on demand on or before November 30, 2021 for no additional consideration. On November 1, 2021, the Company again amended the note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years. The note bears interest at 10% per annum and is due on demand after May 9, 2021. The note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share. On June 1, 2021, the Company amended the note. Pursuant to the amendment, beginning on June 1, 2021, the notes bears simple interest at 10% per annum and was due on demand on or before November 30, 2021 for no additional consideration. On November 1, 2021, the Company again amended the note. Pursuant to the amendment, beginning on April 1, 2021, the convertible notes bear simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years. The note bears interest at 10% per annum and is due on demand after November 27, 2021. The note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share. On October 1, 2021, the Company amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.

Convertible Notes during the Quarter ended November 30, 2021

On October 1, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year. The note bears interest at 10% per annum and is due on demand after March 31, 2022. The note is convertible into shares of the Company’s common stock at any time prior to March 31, 2022 at a conversion price of $1.25 per share. On November 1, 2021, the Company amended the note. Pursuant to the amendment, beginning on April 1, 2021, the note bears simple interest at 10% per annum and is due on demand on or after March 31, 2022 for no additional consideration.

On October 25, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year. The note bears interest at 10% per annum and is due on demand after March 31, 2022. The note is convertible into shares of the Company’s common stock at any time prior to March 31, 2022 at a conversion price of $1.25 per share

Equity Transactions during the Quarter ended November 30, 2020

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

At November 30, 2020, the Company had common stock issuable of $129,952 in connection with the extension of convertible notes payable.

Equity Transactions during the Quarter ended November 30, 2021

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $2,447,925 on issuance date from treasury to the CFO and COO (Note 11) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is recorded as stock-based compensation.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the services to be performed cannot be determined, the entire amount was expensed during the three months ended November 30, 2021.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $159,374 was expensed during the three months ended November 30, 2021. As at November 30, 2021, $53,126 was deferred compensation included in prepaid expenses on the consolidated balance sheet.

On October 20, 2021, the Company issued 3,753,094 units at $0.75 per unit for proceeds of $2,814,821, of which $790,467 was received during the year ended August 31, 2021, and $250,000 was receivable at November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. During the three months ended November 30, 2021, the Company received an additional $85,146 in cash for units subscribed at $0.75 per unit. In connection with the financing, the Company incurred brokerage commission fees of $205,735.

On November 5, 2021, the Company issued 705,000 units at $0.75 per unit for proceeds of $528,750. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company issued 8,000 shares of common stock with a fair value of $6,000 as a finder’s fee and incurred other finders’ fees of $41,654.

During the three months ended November 30, 2021, the Company issued 268,000 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At November 30, 2021, the Company had received $224,664 in cash for shares subscriptions and has subscriptions receivable of $250,000 for shares issued.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2022. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operating capacity in Colombia, Canada and the United States, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of November 30, 2021 the company had purchased property plant and equipment of $665,119 and paid net cash of $3,233,720 in deposits for asset acquisitions. As of August 31, 2021, the Company purchased property plant and equipment of $267,835 and paid net cash of $3,156,163 in deposits and advances for an asset acquisition.

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of a building for an extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At November 30, 2021, Company had deposits of $2,656,695 to purchase prefabricated buildings. As of November 30, 2021, the Company had not yet received the building and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $29,461,893 at November 30, 2021 and a net loss of $10,068,081 for the three months ended November 30, 2021.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of November 30, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the period from August 31, 2021 through November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2018, the Company’s subsidiary AM Biosciences had issued 5,000,000 shares of its common stock to both Mr. Zelen and Mr. Weinkauf as an investment at $0.0001cents. These were converted to 4,311,585 shares (the “SECFAC Shares”) of SECFAC Exchange Corp. (“SECFAC”) at the time of the acquisition of AM Biosciences by Allied Corp. Pursuant to the settlement agreements, Mr. Zelen and Mr. Weinkauf both returned 4,061,585 of the SECFAC Exchangeable Shares to be immediately returned to SECFAC’s treasury. As the SECFAC Exchangeable Shares were readily converted to common shares of the Company at 1:1 at the option of the holders, the return of the SECFAC Exchangeable Shares were treated as return of equivalent unit of common shares of the Company to treasury upon receipt of the SECFAC Exchangeable Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $2,447,925 on issuance date from treasury to the CFO and COO and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is recorded as stock-based compensation.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the services to be performed cannot be determined, the entire amount was expensed during the three months ended November 30, 2021.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $159,374 was expensed during the three months ended November 30, 2021. As at November 30, 2021, $53,126 was deferred compensation included in prepaid expenses on the consolidated balance sheet.

On October 20, 2021, the Company issued 3,753,094 units at $0.75 per unit for proceeds of $2,814,821, of which $790,467 was received during the year ended August 31, 2021, and $250,000 was receivable at November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. During the three months ended November 30, 2021, the Company received an additional $85,146 in cash for units subscribed at $0.75 per unit. In connection with the financing, the Company incurred brokerage commission fees of $205,735.

 On November 5, 2021, the Company issued 705,000 units at $0.75 per unit for proceeds of $528,750. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company issued 8,000 shares of common stock with a fair value of $6,000 as a finder’s fee and incurred other finders’ fees of $41,654.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Corp. (Registrant)

Date: January 19, 2022	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: January 19, 2022	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

