Form 10-Q/A
period 2021-11-30
Allied Corp.
filed 2022-01-21
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 19, 2022, there were 92,141,093 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at November 30, 2021 (unaudited) and August 31, 2021	4

Condensed consolidated interim statements of operations and comprehensive loss for the three months ended November 30, 2021 and 2020 (unaudited)	5

Condensed consolidated interim statements of stockholders’ equity (deficit) for the three months ended November 30, 2021 and 2020 (unaudited)	6

Condensed consolidated interim statements of cash flows for the three months ended November 30, 2021 and 2020 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	November 30, 2021	August 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$275,529	$419,825
Inventory (Note 3)	155,481	136,261
Other receivables	34,522	82,837
Prepaid expenses	209,433	277,529
Total current assets	674,965	916,452

Deposits and advances (Note 4)	3,233,720	3,156,163
Right-of-use assets (Note 7)	227,780	247,325
Property, plant and equipment (Note 5)	665,119	267,835
Intangible assets (Note 6)	46,000	46,000
Total assets	$4,847,584	$4,633,775

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,605,420	$1,871,659
Current portion of lease liabilities (Note 7)	24,495	25,013
Loan payable (Note 8)	1,253,772	1,596,522
Secured convertible notes payable (Note 9)	2,020,526	1,889,050
Total current liabilities	4,904,213	5,382,244

Lease liabilities, net of current portion (Note 7)	203,285	222,312
Total liabilities	$5,107,498	$5,604,556

Stockholders’ deficiency
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 92,141,093 shares issued and outstanding (79,858,867 – par value $0.0001 – August 31, 2021)	9,214	7,986
Treasury stock	-	707
Additional paid in capital	29,967,303	18,099,226
Common stock issuable	141,376	929,985
Common stock subscription receivable	(250,000)	-
Accumulated deficit	(29,461,893)	(19,393,812)
Accumulated other comprehensive loss	(665,914)	(614,873)

Total stockholders’ deficiency	(259,914)	(970,781)
Total liabilities and stockholders’ deficiency	$4,847,584	$4,633,775

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
Revenues
Sales	$10,082	$4,200

Expenses
Amortization	13,299	169,680
Purchase of inventory	1,182	-
Consulting fees	301,002	327,843
Stock-based compensation - consulting services (Note 10)	3,531,266	-
Stock-based compensation - bonus shares (Note 11)	4,585,425	-
Stock-based compensation - options	531,255	-
Foreign exchange loss (gain)	143	(4,965)
Interest expense and bank charges	171,141	112,840
Office and miscellaneous	302,290	126,644
Professional fees	243,788	130,631
Travel	12,700	1,341
Inventory costs write-down to net realizable value (Note 3)	252,639	-
Expenses before other items	9,946,130	864,014
Loss before other items	(9,936,048)	(859,814)
Other expenses
Loss on termination of lease	-	(65,565)
Settlement payments (Note 14)	-	(105,000)
Loss on extinguishment of convertible debt	-	(110,000)
Accretion	(132,033)	(55,483)
Total other expenses	(132,033)	(336,048)
Net loss	(10,068,081)	(1,195,862)
Other comprehensive income (loss)

Foreign currency translation adjustments	(51,041)	118,923
Comprehensive loss	$(10,119,122)	$(1,076,939)

Basic and diluted loss per share	$(0.11)	$(0.01)

Weighted average number of common shares outstanding	88,784,911	85,163,802

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Additional		Stock		Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	comprehensive income (loss)	Total

Balance, August 31, 2020	85,105,780	$8,511	$12,226,382	$19,952	-	$(7,908,566)	$(642,115)	$3,704,164
Shares issued for cash	200,000	20	249,980	-	-	-	-	250,000
Detachable warrants issued with convertible notes payable	-	-	153,764	-	-	-	-	153,764
Shares issuable upon modification of debt	-	-	133,127	-	-	-	-	133,127
Common stock subscribed	-	-		110,000	-	-	-	110,000
Comprehensive loss for the period	-	-		-	-	(1,195,862)	118,923	(1,076,939)

Balance, November 30, 2020	85,305,780	$8,531	$12,763,253	$129,952	-	$(9,104,428)	$(523,192)	$3,274,116

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury stock		Additional		Stock		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	-	7,957,316
Shares issued for cash	4,566,389	456	-	-	3,426,404	(873,735)	(250,000)	-	-	2,303,125
Share issuance costs	-	-	-	-	(253,390)	-	-	-	-	(253,390)
Shares subscribed						85,126				85,126
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	-	6,000
Shares issued in error not yet cancelled	634,667	64	-	-	(64)	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	80,247	-	-	-	-	80,247
Stock-based compensation	-	-	-	-	531,255	-	-	-	-	531,255
Comprehensive loss for the period	-	-	-	-	-	-	-	(10,068,081)	(51,041)	(10,119,122)

Balance, November 30, 2021	92,141,093	$9,214	-	-	$29,967,303	$141,376	$(250,000)	$(29,461,893)	$(665,914)	$(259,914)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
Cash provided by (used in):

Operating activities
Net loss for the period	$(10,068,081)	$(1,195,862)
Adjustment to net loss for the period for non-cash items
Accretion	132,033	55,483
Accrued interest	36,732	-
Inventory write-down to net realizable value	252,639	-
Amortization	13,299	169,680
Loss on debt extinguishment	-	110,000
Loss on termination of lease	-	65,566
Stock-based compensation - consulting services (Note 10)	3,531,266	-
Stock-based compensation - bonus shares (Note 11)	4,585,425	-
Stock-based compensation – options	531,255	-
Changes in non-cash working capital balance:
Decrease in other receivables	48,315	-
Decrease (increase) in prepaid expenses	(102,998)	41,921
Increase in due from related parties	-	(11,726)
Increase (decrease) in accounts payable and accrued liabilities	(403,979)	78,679
Increase in inventory	(271,859)	(7,901)

	(1,715,953)	(694,160)
Investing activities
Refunds of deposits	-	129,897
Purchase of property, plant, and equipment	(375,413)	(21,932)
	(375,413)	107,965
Financing activities
Proceeds of convertible notes payable	200,000	286,892
Repayment of loan payable	(342,750)	-
Repayment of finance lease obligations	-	(12,480)
Proceeds from the issuance of common stock	2,140,861	250,000
	1,998,111	524,412

Decrease in cash	(93,255)	(61,783)
Effect of exchange rate on changes of cash	(51,041)	(20,869)
Cash, beginning of period	419,825	94,047
Cash, end of period	$275,529	$11,395

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	147,839	112,840

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

During the three months ended November 30, 2021:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $2,447,925 on issuance date from treasury to the CFO and COO (Note 11) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is expensed as a total of $4,585,425 for stock-based compensation – bonus shares.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the three months ended November 30, 2021. The total $3,531,266 stock-based compensation – consulting services is comprised of this $3,371,892 share issuance plus the $159,374 described in the next paragraph below.

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

On October 20, 2021, the Company issued 3,853,121 units at $0.75 per unit for proceeds of $2,889,841, of which $865,467 was received during the year ended August 31, 2021, and $250,000 was receivable at November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. During the three months ended November 30, 2021, the Company received an additional $85,126 in cash for units subscribed at $0.75 per unit. In connection with the financing, the Company incurred brokerage commission fees of $205,735.

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

On November 30, 2021, the Company issued 8,268 shares as consideration for extending the maturity date of a convertible note (Note 9 b)).

During the three months ended November 30, 2021, the Company issued 634,667 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At November 30, 2021, the Company had received $141,376 in cash for shares subscriptions and has subscriptions receivable of $250,000 for shares issued.

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

A $2,447,925 portion of the stock-based compensation – bonus shares (See note 10) recorded in the three months ended November 30, 2021 was for bonus shares issued to the CFO and COO described as follow:

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

On October 20, 2021, the Company issued 3,853,121 units at $0.75 per unit for proceeds of $2,889,841, of which $865,467 was received during the year ended August 31, 2021, and $250,000 was receivable at November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. During the three months ended November 30, 2021, the Company received an additional $85,146 in cash for units subscribed at $0.75 per unit. In connection with the financing, the Company incurred brokerage commission fees of $205,735.

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

On November 30, 2021, the Company issued 8,268 shares as consideration for extending the maturity date of a convertible note.

During the three months ended November 30, 2021, the Company issued 634,667 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At November 30, 2021, the Company had received $141,376 in cash for shares subscriptions and has subscriptions receivable of $250,000 for shares issued.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of November 30, 2021, our internal control over financial reporting was not effective.  Because of limitations in our operations in Colombia there were significant and material adjustments for audits and reviews of financial statements, and most of them are recurring adjustments. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

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

Changes in Internal Control over Financial Reporting.

As a result of accounting issues in Colombia, we have engaged new accounting personnel in Colombia to improve our accounting and controls and procedures in that segment of our operations.  There were no other changes in our internal control over financial reporting that occurred during the period from August 31, 2021 through November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2021, the Company issued 3,853,121 units at $0.75 per unit for proceeds of $2,889,841, of which $865,467 was received during the year ended August 31, 2021, and $250,000 was receivable at November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. During the three months ended November 30, 2021, the Company received an additional $85,146 in cash for units subscribed at $0.75 per unit. In connection with the financing, the Company incurred brokerage commission fees of $205,735.

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

On November 30, 2021, the Company issued 8,268 shares as consideration for extending the maturity date of a convertible note.

At November 30, 2021, the Company had received $141,376 in cash for shares subscriptions and has subscriptions receivable of $250,000 for shares issued.

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

Allied Corp. (Registrant)

Date: January 20, 2022	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: January 20, 2022	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

