Form 10-Q
period 2022-02-28
Allied Corp.
filed 2022-04-18
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 18, 2022, there were 93,376,529 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at February 28, 2022 (unaudited) and August 31, 2021	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended February 28, 2022 and 2021 (unaudited)	5

Condensed consolidated interim statements of stockholders’ equity (deficit) for the six months ended February 28, 2022 and 2021 (unaudited)	6-7

Condensed consolidated interim statements of cash flows for the six months ended February 28, 2022 and 2021 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	February 28, 2022	August 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$618,612	$419,825
Inventory (Note 3)	171,511	136,261
Other receivables	33,813	82,837
Prepaid expenses	133,269	277,529
Total current assets	957,205	916,452

Deposits and advances (Note 4)	2,951,779	3,156,163
Right-of-use assets (Note 7)	225,335	247,325
Property, plant and equipment (Note 5)	1,422,739	267,835
Intangible assets (Note 6)	50,974	46,000
Total assets	$5,608,032	$4,633,775

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,913,944	$1,871,659
Current portion of lease liabilities (Note 7)	25,808	25,013
Loan payable (Note 8)	1,520,129	1,596,522
Secured convertible notes payable (Note 9)	2,381,408	1,889,050
Total current liabilities	5,841,289	5,382,244

Lease liabilities, net of current portion (Note 7)	199,527	222,312
Total liabilities	$6,040,816	$5,604,556

Stockholders’ deficiency
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 92,898,929 shares issued and outstanding (79,858,867 – par value $0.0001 – August 31, 2021)	9,336	7,986
Treasury stock	-	707
Additional paid in capital	32,008,741	18,099,226
Common stock issuable	20,800	929,985
Accumulated deficit	(31,787,038)	(19,393,812)
Accumulated other comprehensive loss	(684,623)	(614,873)

Total stockholders’ deficiency	(432,784)	(970,781)
Total liabilities and stockholders’ deficiency	$5,608,032	$4,633,775

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended February 28, 2022	For the Three Months Ended February 28, 2021	For the Six Months Ended February 28, 2022	For the Six Months Ended February 28, 2021
Revenues
Sales	$23,378	$1,060	$42,556	$5,260

Expenses
Amortization	56,729	196,341	70,028	366,021
Charitable donations	-	15,000	-	15,000
Consulting fees	268,655	163,892	569,657	491,735
Foreign exchange loss (gain)	(698)	(11,291)	(555)	(16,256)
Interest expense and bank charges	181,585	145,588	352,726	258,428
Inventory cost	26,926	-	37,204	-
Office and miscellaneous	402,623	446,075	704,913	572,719
Professional fees	310,266	242,148	554,054	372,779
Research and development	12,062	-	12,062	-
Stock-based compensation – bonus shares (Note 11)	-	-	4,585,425	-
Stock-based compensation – consulting services (Note 10)	53,126	-	3,584,392	-
Stock-based compensation – options	702,683	1,380,120	1,233,938	1,380,120
Travel	3,574	4,265	16,274	5,606
Write-down of inventory to net realizable value (Note 3)	218,910	-	471,549	-
Operating expenses	2,236,441	2,582,138	12,191,667	3,446,152
Loss before other items	(2,213,063)	(2,581,078)	(12,149,111)	(3,440,892)
Other expenses
Loss on termination of lease	-	-	-	(65,565)
Settlement payments (Note 14)	-	-	-	(105,000)
Gain (loss) on debt extinguishment	-	19,820	-	(90,180)
Accretion	(112,082)	(138,178)	(244,115)	(193,661)
Total other expenses	(112,082)	(118,358)	(244,115)	(454,406)
Net loss	(2,325,145)	(2,699,436)	(12,393,226)	(3,895,298)

Other comprehensive income (loss)
Foreign currency translation adjustments	(18,709)	42,354	(69,750)	160,572
Comprehensive loss	$(2,343,854)	$(2,657,082)	$(12,462,976)	$(3,734,726)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.14)	$(0.05)

Weighted average number of common shares outstanding	92,359,427	85,276,609	90,599,466	85,305,780

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Additional		Stock		Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	comprehensive income (loss)	Total

Balance, August 31, 2020	85,105,780	$8,511	$12,226,382	$19,952	-	$(7,908,566)	$(642,115)	$3,704,164
Shares issued for cash	200,000	20	249,980	-	-	-	-	250,000
Detachable warrants issued with convertible notes payable	-	-	153,764	-	-	-	-	153,764
Shares issuable upon modification of debt	-	-	133,127	-	-	-	-	133,127
Common stock subscribed	-	-		110,000	-	-	-	110,000
Comprehensive loss for the period	-	-		-	-	(1,195,862)	118,923	(1,076,939)

Balance, November 30, 2020	85,305,780	$8,531	$12,763,253	$129,952	-	$(9,104,428)	$(523,192)	$3,274,116

Detachable warrants issued with convertible notes payable	-	-	142,564	-	-	-	-	142,564
Beneficial conversion feature	-	-	22,564	-	-	-	-	22,564
Stock-based compensation	-	-	1,380,120	-	-	-	-	1,380,120
Common stock issuable to settle debt	-	-	-	92,664	-	-	-	92,664
Common stock subscribed	-	-	-	250,000	-	-	-	250,000
Comprehensive loss for the period	-	-	-	-	-	(2,699,436)	41,649	(2,657,787)

Balance, February 28, 2021	85,305,780	$8,531	$14,308,501	$472,616	-	$(11,803,864)	$(481,543)	$2,504,241

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury stock		Additional		Stock		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	-	7,957,316
Shares issued for cash	4,566,389	456	-	-	3,426,404	(873,735)	(250,000)	-	-	2,303,125
Share issuance costs	-	-	-	-	(253,390)	-	-	-	-	(253,390)
Shares subscribed	-	-	-	-	-	85,126	-	-	-	85,126
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	-	6,000
Shares issued in error not yet cancelled	634,667	64	-	-	(64)	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	80,247	-	-	-	-	80,247
Stock-based compensation	-	-	-	-	531,255	-	-	-	-	531,255
Comprehensive loss for the period	-	-	-	-	-	-	-	(10,068,081)	(51,041)	(10,119,122)

Balance, November 30, 2021	92,141,093	$9,214	-	-	$29,967,303	$141,376	$(250,000)	$(29,461,893)	$(665,914)	$(259,914)

Subscriptions received	-	-	-	-	-	-	250,000	-	-	250,000
Shares issued for stock issuable	188,501	19	-	-	141,357	(141,376)	-	-	-	-
Shares issued for cash	933,601	94	-	-	1,078,107	-	-	-	-	1,078,201
Share issuance costs	-	-	-	-	(81,900)	-	-	-	-	(81,900)
Shares subscribed	-	-	-	-	-	20,800	-	-	-	20,800
Shares issued in error not yet cancelled	93,334	9	-	-	(9)	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	201,200	-	-	-	-	201,200
Stock-based compensation	-	-	-	-	702,683	-	-	-	-	702,683
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,325,145)	(18,709)	(2,343,854)

Balance, February 28, 2022	93,356,529	$9,336	-	-	$32,008,741	$20,800	-	$(31,787,038)	$(684,623)	$(432,784)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Six Months Ended February 28, 2022	For the Six Months Ended February 28, 2021
Cash provided by (used in):

Operating activities
Net loss for the period	$(12,393,226)	$(3,895,298)
Adjustment to net loss for the period for non-cash items
Accretion	244,115	193,661
Accrued interest	102,065	-
Inventory write-down to net realizable value	471,549	-
Amortization	70,028	366,021
Loss on debt extinguishment	-	90,180
Loss on termination of lease	-	65,566
Stock-based compensation - consulting services (Note 10)	3,584,392	-
Stock-based compensation - bonus shares (Note 11)	4,585,425	-
Stock-based compensation - options	1,233,938	1,380,120
Changes in non-cash working capital balance:
Decrease in other receivables	49,024	-
Increase (decrease) in prepaid expenses	(68,240)	34,179
Decrease in deposits and advances	233,496	-
Increase in due from related parties	-	(11,738)
Increase (decrease) in accounts payable and accrued liabilities	(55,966)	95,637
Increase in inventory	(506,799)	(51,388)

	(2,450,199)	(1,733,060)
Investing activities
Refunds of deposits	-	129,897
Purchase of intangible assets	(10,008)	-
Purchase of property, plant, and equipment	(972,947)	(33,209)
	(982,955)	96,688
Financing activities
Proceeds of convertible notes payable	650,000	1,186,892
Repayment of loan payable	(387,750)	-
Repayment of finance lease obligations	-	(16,315)
Proceeds from the issuance of common stock	-	250,000
Proceeds for subscriptions of stock issuable	3,407,961	250,000
	3,670,211	1,670,577

Increase (decrease) in cash	237,057	34,205
Effect of exchange rate on changes of cash	(38,270)	20,732
Cash, beginning of period	419,825	94,047
Cash, end of period	$618,612	$148,984

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	264,493	225,679
Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at February 28, 2022, Allied Colombia has a licensed cannabis farm in Colombia.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

c) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 28, 2022 of $12,372,006, has generated minimal revenue and as at February 28, 2022 has a working capital deficit of $4,884,084. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2022, and the results of its operations for the three months and six months ended February 28, 2022, and cash flows for the six months ended February 28, 2022. The results of operations for the period ended February 28, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b)   Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 28, 2022 and August 31, 2021.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

2.	Significant accounting policies (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 28, 2022 and August 31, 2021 other than cash.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

2.	Significant accounting policies (continued)

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, AM Biosciences effective from the date of the reverse take—over transaction on September 10, 2019 and Allied Colombia (from the date of acquisition, February 18, 2020). All intercompany balances and transactions have been eliminated upon consolidation.

r) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 28, 2022, are of significance or potential significance to the Company.

3.	Inventory

Inventory is comprised of the following items:

	February 28, 2022	August 31, 2021

Work in progress	$82,289	$51,831
Finished goods	89,222	84,430
Total inventory	$171,511	$136,261

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

During the current period, the Company recorded a $471,549 write-off of inventory costs which include labor, utilities, nutrition, and irrigation, overhead and depreciation to reduce inventory to its net realizable value of $171,511.

4.	Deposits and advances

	February 28, 2022	August 31, 2021

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,656,695
b) Vitalis equipment deposit	-	233,496
c) Deposit towards a license acquisition	150,000	150,000
d) Prepayments for construction facility in Colombia	29,384	115,972
e) Eteros equipment deposit	115,700	-
Total deposits and advances	$2,951,779	$3,156,163

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

4.	Deposits and advances (continued)

a) In 2019, the Company entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At February 28, 2022, Company had deposits of $2,656,695 (August 31, 2021 - $2,656,695) to purchase prefabricated buildings. As of February 28, 2022, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b) At August 31, 2021, the Company had paid $233,496 to purchase equipment. The Company entered into a financing agreement for this equipment as described in Note 8 d)). At February 28, 2022, the Company received the equipment and the deposit was applied to the purchase price.

c) At February 28, 2022 and August 31, 2021, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 19(a). At February 28, 2022, the asset purchase has not closed and the amount paid has been recorded as a deposit.

d) The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at February 28, 2022, the prepayments totaled $29,384.

e) At February 28, 2022, the Company had paid $115,700 to purchase equipment. At February 28, 2022, the Company had not yet received the equipment and the amount paid has been recorded as a deposit.

5.	Property, plant and equipment

At February 28, 2022, property, plant and equipment (“PPE”) consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2021	$27,469	$274,776	$10,653	$16,310	$329,208
Additions	594,944	636,394	7,778	11,325	1,250,441
Transfer	(212,736)	212,736	-	-	-
Foreign exchange	(16,154)	(12,174)	(586)	(917)	(29,831)
February 28, 2022	$393,523	$1,111,732	$17,845	$26,718	$1,549,818

Accumulated depreciation
August 31, 2021	$-	$58,519	$1,935	$919	$61,373
Additions	-	66,000	1,097	1,070	68,167
Foreign exchange	-	(2,327)	(90)	(44)	(2,461)
February 28, 2022	$-	$122,192	$2,942	$1,945	$127,079

Net book value
August 31, 2021	$27,469	$216,257	$8,718	$15,391	$267,835
February 28, 2022	$393,523	$989,540	$14,903	$24,773	$1,422,739

As of February 28, 2022 and August 31, 2021, the construction in process has not been in use.

During the period ended February 28, 2022, the Company included depreciation of PPE of $9,100 in cost of inventory.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

6.	Intangible assets

At February 28, 2022, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	February 28, 2022 Net carrying value $	August 31, 2021 Net carrying value $

Cannabis licenses	5,445,342	(468,146)	(1,124,555)	(3,801,667)	50,974	46,000
	5,445,342	(468,146)	(1,124,555)	(3,801,667)	50,974	46,000

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

Management acquired the licenses with a plan to operate in Colombia and believed the amounts paid for the licenses would be recovered from future operations. The Company has only recently started its operations in Colombia and has limited history on which to base future outcomes from operations including cash flows. Cannabis and hemp are considered to be an emerging industry and Colombia does not yet have a sufficiently established observable legal market in which the Company could sell its Cannabis or hemp flower and CBD or THC extracts. Laws and regulations in Colombia are evolving and there is uncertainty in what will be legally permissible in a future market and what prices and demand there would be in Colombia for the Company’s products. At the present, the Company’s export activities are regulated and restricted by Colombian law and it is uncertain whether future changes in law would favorably impact the Company’s operations. Due to the uncertainty in the timing and amount of future cash flows from operations the Company has written down its licenses to the estimated recoverable amount of $46,000. [JB3] During the year ended August 31, 2021, the Company recorded impairment of intangible assets in the amount of $2,687,695.

During the six months ended February 28, 2022, the Company acquired $10,008 (COP 39,014,526) of licenses and Company recorded amortization of $1,861 (COP 3,938,776).

7.	Leases

The Company accounts for leases under ASC 842, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet.

The Company did not have any leases until the acquisition of Allied Colombia during the year ended August 31, 2020. The acquisition resulted in the addition of $82,398 of operating lease assets and liabilities. During the year ended August 31, 2021, the Company re-measured its lease liabilities under this lease as the criteria was met for additional monthly payment when the Company started production as outlined in the lease agreement, resulting in additional lease liabilities of $70,705.

On August 10, 2021, the Company entered into another lease for additional land in Colombia with monthly payment of $2,647 (COP9,970,675) for 12.5 hectares which is intended for use of outdoor cultivation, resulting in additional lease liabilities of $104,902. The lease is for 5 years, and expires in July 2026. The management has assessed the lease as an operating lease.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

7.	Leases (continued

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At February 28, 2022, the Company did not have any finance leases.

At February 28, 2022, the weighted average remaining operating lease term was 6.68 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

Operating lease cost:	$
Amortization of right-of-use assets	11,634
Interest on lease liabilities	17,565

Total operating lease cost	29,199

The following table provides supplemental cash flow and other information related to leases for six months ended February 28, 2022:

$
Lease payments	29,199

Supplemental balance sheet information related to leases as of February 28, 2022 are as below:

$
Cost	282,273
Accumulated amortization	(19,064)
Foreign exchange	(37,874)

Net carrying value at February 28, 2022	225,335

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

7.	Leases (continued

Future minimum lease payments related to lease obligations are as follows:

$
2022	28,941
2023	57,881
2024	57,881
Thereafter	209,337

Total minimum lease payments	354,040

Less: amount of lease payments representing effects of discounting	(128,705)

Present value of future minimum lease payments	225,335

Less: current obligations under leases	(25,808)

Lease liabilities, net of current portion	199,527

8.	Loans payable

a) In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020, and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the six months ended February 28, 2022, the Company paid interest in the amount of $225,679 (2021 - $225,679). As of February 28, 2022, the balance owing is $1,253,772 (August 31, 2021 - $1,253,772).

b) On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) in consideration for the issuance of a promissory note of $85,500 and 200,000 common shares of the Company with a fair value of $74,000. The note is non-interest bearing and is due 10 days after demand. During the six months ended February 28, 2022, the Company made the final $42,750 payment towards the promissory note. As of February 28, 2022, the balance owing is $nil (August 31, 2021 - $42,750).

c) On March 1, 2021, the Company entered into a $300,000 promissory note with simple interest of 10% per annum and maturity date of June 1, 2021. As additional compensation the Company issued 100,000 shares of the Company with a fair value of $90,000, which was treated as discount on the promissory note. During the year ended August 31, 2021, the accretion on the promissory note totalled $90,000. During the six months ended February 28, 2022, the Company made the final payment of $315,000 which included interest payment of $15,000. As of February 28, 2022, the balance owing is $nil (August 31, 2021 - $300,000).

d) On December 17, 2021, the Company entered into a financing agreement to finance an equipment as described in Note 14(c). Pursuant to the agreement, the Company financed $307,543 of the purchase price with an interest rate of 8% per annum. The Company will make 20 monthly principal and interest payments of $15,000 and a final payment of $14,434 in September 2023. During the six months ended February 28, 2022, the Company paid interest in the amount of $3,814 (2021 - $nil). As of February 28, 2022, the balance owing is $266,357 (August 31, 2021 - $nil).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and aright of set-off against all existing and future assets and property under the terms of a security agreement.

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

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion features and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

During the six months ended February 28, 2022, the Company made interest payments of $20,000. As at February 28, 2022, the Company has recorded accrued interest of $36,493, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

i. First Modification:

On March 31, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company issued to the convertible note holder 8,268 common shares of the Company.

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

The extended convertible note had a total carrying value of $163,341. As the common shares were issued as consideration for extending the convertible note, the fair value of the common shares of $8,268 was expensed under extinguishment accounting. The fair value of these costs were included in the calculation of the loss on extinguishment of $8,268.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable(continued)

ii. Second Modification:

On June 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on June 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

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

iii. Third Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $23,136, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable(continued)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

i. First Modification:

On June 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on June 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

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

ii. Second Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable(continued)

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

As at February 28, 2022, the Company has recorded accrued interest of $5,050, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

i. First Modification:

On June 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on June 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable(continued)

ii. Second Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $11,160, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

Modification:

On October 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

As at February 28, 2022, the Company has recorded accrued interest of $74,466, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

f) On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

Modification:

On October 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $37,644, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable(continued)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $1,672, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable(continued)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $9,288, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendments, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $8,329, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $15,041, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

k) On July 25, 2021, the Company issued a convertible note with a face value of $35,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $2,071, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

l) On July 25, 2021, the Company issued a convertible note with a face value of $15,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $887, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, beginning on April 1, 2021, the convertible note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

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

As at February 28, 2022, the Company has recorded accrued interest of $4,110, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature and warrants do not meet derivative classification.

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

As at February 28, 2022, the Company has recorded accrued interest of $3,452, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

o) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature does not meet derivative classification.

It was determined that there was a beneficial conversion feature (“BCF”) as the stock price at the issuance date was greater than the effective conversion price. The Company recognized the relative fair value of the BCF of $40,800 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $59,200. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at February 28, 2022, the Company has recorded accrued interest of $1,836, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

p) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature does not meet derivative classification.

It was determined that there was a beneficial conversion feature (“BCF”) as the stock price at the issuance date was greater than the effective conversion price. The Company recognized the relative fair value of the BCF of $40,800 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $59,200. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at February 28, 2022, the Company has recorded accrued interest of $1,836, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

q) On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature does not meet derivative classification.

It was determined that there was a beneficial conversion feature (“BCF”) as the stock price at the issuance date was greater than the effective conversion price. The Company recognized the relative fair value of the BCF of $75,600 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $74,400. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at February 28, 2022, the Company has recorded accrued interest of $1,973, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

r) On January 31, 2022, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 31, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 31, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2022, the conversion feature does not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

It was determined that there was a beneficial conversion feature (“BCF”) as the stock price at the issuance date was greater than the effective conversion price. The Company recognized the relative fair value of the BCF of $44,000 as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $56,000. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan using effective interest rate method.

As at February 28, 2022, the Company has recorded accrued interest of $767, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

10.	Equity

During the six months ended February 28, 2021:

On September 21, 2020, the Company issued 80,000 shares of common stock at $1.25 per share for gross cash proceeds of $100,000.

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

During the six months ended February 28, 2022:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $ 2,447,925 on issuance date from treasury to the CFO and COO (Note 11) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is expensed as a total of $4,585,425 for stock-based compensation – bonus shares.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the six months ended February 28, 2022. The total $3,584,392 stock-based compensation – consulting services is comprised of this $3,371,892 share issuance plus the $212,500 described in the next paragraph below.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $212,500 was expensed during the six months ended February 28, 2022.

On October 20, 2021, the Company issued 3,853,121 units at $0.75 per unit for proceeds of $2,889,841, of which $865,467 was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred brokerage commission fees and other share issuance costs of $210,736.

On November 5, 2021, the Company issued 705,000 units at $0.75 per unit for proceeds of $528,750. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company issued 8,000 shares of common stock with a fair value of $6,000 as a finder’s fee and incurred other finders’ fees and other share issuance costs of $42,654.

On November 30, 2021, the Company issued 8,268 shares as consideration for extending the maturity date of a convertible note (Note 9 b)).

On January 20, 2022, the Company issued 75,000 units at $0.75 per unit for proceeds of $56,250 which was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

10.	Equity (continued)

On January 20, 2022, the Company issued 46,834 units at $0.75 per unit for proceeds of $35,126 which was received during the period ended November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. The Company adjusted the effective issuance date to October 20, 2021.

On January 24, 2022, the Company issued 36,000 units at $0.75 per unit for proceeds of $27,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. The Company adjusted the effective issuance date to October 20, 2021. The Company adjusted the effective issuance date to November 24, 2021.

On January 28, 2022, the Company issued 66,667 units at $0.75 per unit for proceeds of $50,000 which was received during the period ended November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 7, 2022, the Company issued 66,667 units at $0.75 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 10, 2022, the Company issued 33,334 units at $0.75 per unit for proceeds of $25,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 10, 2022, the Company issued 80,000 units at $1.25 per unit for proceeds of $100,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $8,000.

On February 20, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On February 21, 2022, the Company issued 300,000 units at $1.25 per unit for proceeds of $375,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $30,000.

On February 22, 2022, the Company issued 80,000 units at $1.25 per unit for proceeds of $100,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $8,000.

On February 24, 2022, the Company issued 41,600 units at $0.75 per unit for proceeds of $31,200. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 24, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On February 25, 2022, the Company issued 96,000 units at $1.25 per unit for proceeds of $120,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $9,600.

On February 28, 2022, the Company issued 120,000 units at $1.25 per unit for proceeds of $150,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $12,000.

During the six months ended February 28, 2022, the Company issued 728,001 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At February 28, 2022, the Company had received $20,800 in cash for share subscriptions. In connection with the financing, the Company incurred finder’s fee of $2,000.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

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

	February 28, 2022	February 28, 2021

Consulting fees and benefits	$178,947	$221,213

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

	February 28, 2021	August 31, 2021

CEO and Director	$(82,462)	$(65,254)
COO and Director	(89,480)	(76,574)
An entity controlled by the CFO	(49,405)	(34,655)
	$(221,347)	$(176,483)

As of February 28, 2022, the Company had $221,347 (August 31, 2021 - $176,483) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

c) Stock-based compensation

A $2,447,925 portion of the stock-based compensation – bonus shares (See Note 10) recorded in the six months ended February 28, 2022 was for bonus shares issued to the CFO and COO described as follows:

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

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management processes, inclusive of documented investment policies, counterparty limits, and controlling and reporting structures. The type of risk exposure and the way in which such exposure is managed is provided as follows:

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

12.	Financial risk factors (continued)

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

February 28, 2022
Balance in Canadian dollars:
Cash and cash equivalents	$194,499
Accounts payable	(487,640)
Net exposure	(293,141)
Balance in US dollars:	$(230,856)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $23,086 for the six months ended February 28, 2022 (February 28, 2021 – $30,881).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

12.	Financial risk factors (continued)

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

February 28, 2022
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$466,486,269
Other receivables	90,476,468
Accounts payable	(3,196,515,142)
Net exposure	(2,639,552,405)
Balance in US dollars:	$(671,128)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $67,113 for the six months ended February 28, 2022 (February 28, 2021 - $74,072).

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

b) On June 30, 2021, the Company entered into certain construction agreements for building an energy network and transformer and a water treatment system with an aggregated cost of $446,820 (COP$1,757,345,976). As at February 28, 2022, the weighted average percentage of completion is 88% or $393,523 (COP$1,547,728,700), of the work related to the construction agreement, which has been capitalized as construction in process and transferred to farm facility and equipment. As at February 28, 2022, the Company held deposits of $29,384 (COP$115,566,891) and is obligated to pay the remaining $45,282 (COP$178,093,930) prior to completion of the construction.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

14.	Commitments (continued)

c) As of November 30, 2021, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheets.

d) During the year ended August 31, 2021, the Company settled amounts owed to certain previous management of $108,500, which was presented as settlement payments in the consolidated statement of operations and comprehensive loss. As at February 28, 2022, $90,000 remained outstanding and was included in accounts payable and accrued liabilities in the consolidated balance sheet.

e) The Company has entered into leases for farm land in Colombia. See Note 7 for details.

15.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2021	3,663,135	1.21

Issued	4,571,267	1.25
Expired	(320,000)	1.25
Balance, February 28, 2022	7,914,402	1.23

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

15.	Share purchase warrants (continued)

As at February 28, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

130,673	1.25	September 29, 2022
30,090	1.25	October 16, 2022
68,750	1.25	November 11, 2022
240,000	1.25	November 28, 2022
118,000	0.50	March 26, 2022
180,000	1.00	April 29, 2022
1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023
100,000	1.25	October 1, 2023
2,545,999	1.25	October 20, 2023
100,000	1.25	October 25, 2023
905,000	1.25	November 6, 2023
36,000	1.25	November 24, 2023
66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
7,914,402

16.	Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2021	4,450,000	0.77	4.42	1,334,000

Granted	850,000	1.68	4.73

Outstanding, February 28, 2022	5,300,000	0.92	4.06	4,515,250
Exercisable, February 28, 2022	3,066,667	0.78	3.95	3,022,833

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

16.	Stock options (continued)

During the six months ended February 28, 2022, the Company recorded stock-based compensation of $1,233,938 for options granted on the consolidated statement of operations. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended February 28, 2022	Six Months Ended February 28, 2021

Expected dividend yield	0%	-%
Expected volatility	161%	-%
Expected life (in years)	5	-
Risk-free interest rate	1.11%	-%

At February 28, 2022, there was $1,445,210 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

17.	Non-cash activities

	For the Six Months Ended February 28, 2022	For the Six Months Ended February 28, 2021
Non-cash activities:
Shares issued from treasury for services	7,957,316	-
Beneficial conversion feature	281,447	176,328
Relative fair value of warrants issuable with convertible note	120,310	275,691
Debt settled with shares issuable	-	112,484
Relative fair value of shares issued on modification of convertible notes	-	110,000

18.	Segment disclosure

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

18.	Segment disclosure (continued)

Financial statement information by operating segment for the six month period ended February 28, 2022 is presented below:

	Allied $	Allied Colombia $	Total $
Gross sales	2,346	40,209	42,556
Net loss	(11,461,902)	(931,324)	(12,393,226)
Accretion	244,115	-	244,115
Depreciation and amortization	-	70,028	70,028
Total assets as of February 28, 2022	4,156,103	1,451,929	5,608,032

Geographic information for the six month period ended and as at February 28, 2022 is presented below:

	Revenues $	Total Assets $

Canada	2,346	4,156,103
Colombia	40,209	1,451,929
Total	42,556	5,608,032

19.	Subsequent events

a) On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At February 28, 2022, the asset purchase has not been closed and the amount paid has been recorded as a deposit (Note 4 (c)).

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of November 30, 2021, the Company has not issued any consideration under the APA. The Company has not received any assets outlined in the APA. The asset purchase has not closed.

Concurrent with the APA, the Company entered into a services agreement (the “Services Agreement”) and a land lease agreement (the “Lease Agreement”) with the seller of the Licenses. Pursuant to the Services agreement the seller of the licenses will provide consulting services to the Company in exchange for the reimbursement of expenses incurred.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2022 (Expressed in US dollars)

19.	Subsequent events (continued)

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

b) On March 1, 2022, the Company granted 1,000,000 stock options to purchase the Company’s common stock for a period of 5 years at an exercise price of $1.75 per share, of which 33% of options will vest annually beginning March 1, 2022 until 100% are vested.

c) On March 29, 2022, the Company issued a secured convertible note with a face value of $500,000. The note bears interest at 10% per annum and is due on demand on or after September 30, 2022. The note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

d) On March 31, 2022, the Company entered into amendment agreements for the secured convertible notes as described in Note 11. Pursuant to the amendments, the secured convertible notes shall be payable with simple interest of 10% per annum, all on demand on or after September 31, 2022.

e) Subsequent to February 28, 2022, the Company issued 20,000 units at $1.25 per unit for proceeds of $25,000 and 27,733 units at $0.75 per unit for subscriptions received. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the six months ended February 28, 2021 and 2022.

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

References in this periodic report on Form 10-Q to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Colombia S.A.S., Baleno Ltd., Tactical Relief, LLC, and Allied US Products, LLC. Each of these corporations is a 100% wholly owned subsidiary of Allied and consequentially reports quarterly financials up to a consolidated quarterly submission.

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

Given the average cost of production in North America being approximately $1.00 to $2.00 per gram, we believe our anticipated significantly lower cash cost of cannabis production based on historical production of our operations and other companies growing raw flowers in Columbia afforded by our Colombian production and cultivation should provide us a competitive advantage.

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

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2022, and the results of its operations for the three and six months ended February 28, 2022, and cash flows for the three and six months ended February 28, 2022. The results of operations for the period ended February 28, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 28, 2022 and August 31, 2021.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 28, 2022 and August 31, 2021 other than cash.

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

r) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 28, 2022, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 28, 2022 of $12,393,226, has generated minimal revenue and as at February 28, 2022 has a working capital deficit of $4,884,084. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months Ended February 28, 2022 compared to the Three Months Ended February 28, 2021

Sales and Revenue

For the three-month periods ended February 28, 2022 we had $23,378 in revenue compared to $1,060 for the three-month period ended February 28, 2021. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended February 28, 2022 totaled $2,236,441 compared to $2,582,138 for the three month period ended February 28, 2021. Operating expenses for the three-month period ended February 28, 2022 is mainly a result of stock-based compensation (options) of $702,683, inventory write-off to net realizable value of $218,910, office and miscellaneous expense of $402,623, professional fees of $310,266, and consulting fees of $268,655. Operating expenses for the three-month period ended February 28, 2021 is mainly a result of stock-based compensation of $1,380,120, office and miscellaneous expense of $446,075, professional fees of $242,148 and amortization of $196,341.

Net Loss

As a result of the changes described above, net loss from operations after income taxes decreased to $2,325,145 during the three months ended February 28, 2022 compared to $2,699,436 during the three-month period ended February 28, 2021.

Comparison of Unaudited Results for the Six Months Ended February 28, 2022 compared to the Six Months Ended February 28, 2021

Sales and Revenue

For the six-month periods ended February 28, 2022 we had $42,556 in revenue compared to $5,260 for the three-month period ended February 28, 2021. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the six-month period ended February 28, 2022 totaled $12,191,667 compared to $3,446,152 for the six-month period ended February 28, 2021. Operating expenses for the six-month period ended February 28, 2022 is mainly a result of stock-based compensation (bonus shares) of $4,585,425, stock-based compensation (consulting services) of $3,584,392, stock-based compensation (options) of $1,233,938, office and miscellaneous expense of $704,913 and consulting fees of $569,657. Operating expenses for the six-month period ended February 28, 2021 is mainly a result of stock-based compensation (options) of $1,380,120, office and miscellaneous expense of $572,719 and consulting fees of $491,735. The increase in operating expense during the quarter ended February 28, 2022 is principally the result of an increase in stock-based compensation (bonus shares) of $4,585,425 and stock-based compensation (consulting services) of $3,584,392.

Net Loss

As a result of the changes described above, net loss from operations after income taxes increased to $12,393,226 during the six months ended February 28, 2022 compared to $3,895,298 during the six-month period ended February 28, 2021.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Six Months Ended February 28, 2022	Six Months Ended February 28, 2021
Cash used in operating activities	$(2,450,199)	$(1,733,060)
Cash from financing activities	$3,670,211	$1,670,577
Cash from (used in) investing activities	$(982,955)	$96,688
Change in cash during the period	$237,057	$34,205
Effect of exchange rate change	$(38,270)	$20,732
Cash, beginning of period	$419,825	$94,047
Cash, end of period	$618,612	$148,984

As of February 28, 2022, the Company had $957,205 in current assets, consisting of $618,612 in cash, $171,511 in inventory, $33,813 in receivables, and $133,269 in prepaid expenses. Other assets mainly include deposits and advances of $2,951,779 (principally related to our building to be located in Nevada), property, plant and equipment of $1,422,739, right-of-use assets of $225,335 and intangible assets of $50,974.

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

In February 2022, the Company completed a private placement pursuant to Rule 506(c) promulgated under Regulation D. of the Securities Exchange Act of 1934, as amended. Pursuant to this private placement, the Company obtained $127,000 in gross proceeds from this offering and issued 141,601 shares of common stock and 141,601 warrants to purchase one share of common stock for two years at an exercise price of $1.25 per share. As of February 28, 2022, the Company has 27,773 units issuable for $28,000 subscriptions received.

From February 10, 2022 through March 31, 2022, the Company completed a private placement pursuant to Rule 506(c) promulgated under Regulation D. of the Securities Exchange Act of 1934, as amended. Pursuant to this private placement, the Company obtained $970,000 in gross proceeds from this offering and issued 776,000 shares of common stock and 776,000 warrants to purchase one share of common stock for two years at an exercise price of $1.25 per share.

Convertible Notes during the Quarter ended February 28, 2021

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

Convertible Notes during the Quarter ended February 28, 2022

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

On December 23, 2021, the Company issued two convertible notes with a face value of $100,000 each. The notes bear interest at 10% per annum and is due on demand after June 23, 2022. The note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

On January 11, 2022, the Company issued a convertible note with a face value of $150,000. The note bears interest at 10% per annum and is due on demand after July 10, 2022. The note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

On January 31, 2022, the Company issued a convertible note with a face value of $100,000. The note bears interest at 10% per annum and is due on demand after July 31, 2022. The note is convertible into shares of the Company’s common stock at any time prior to July 31, 2022 at a conversion price of $1.25 per share.

Equity Transactions during the Quarter ended February 28, 2021

On September 21, 2020, the Company issued 80,000 shares of common stock at $1.25 per share for gross cash proceeds of $100,000.

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

On February 15, 2021 the Company issued 66,146 shares to three accredited investors in consideration for forgiveness of debt of$66,146.

On February 25, 2021 the Company issued 100,000 shares of common stock at $0.50 per share for gross cash proceeds of $50,000.

On March 4, 2021 the Company issued 25,000 shares to an affiliate of the Company in consideration for forgiveness of debt of$25,000

On March 8, 2021 the Company issued 19,898 shares to an affiliate of the Company investor in consideration for forgiveness of debt of $19,898.

On March 22, 2021 the Company issued 100,000 shares of common stock at $0.50 per share for gross cash proceeds of $50,000.

On April 20, 2021 the Company issued 250,000 shares of common stock at $0.50 per share for gross cash proceeds of $125,000.

At February 28, 2021, the Company had common stock issuable of $472,616 for debt settlement and subscriptions received.

Equity Transactions during the Quarter ended February 28, 2022

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $ 2,447,925 on issuance date from treasury to the CFO and COO and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is expensed as a total of $4,585,425 for stock-based compensation – bonus shares.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the six months ended February 28, 2022. The total $3,584,392 stock-based compensation – consulting services is comprised of this $3,371,892 share issuance plus the $212,500 described in the next paragraph below.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $212,500 was expensed during the six months ended February 28, 2022.

On October 20, 2021, the Company issued 3,853,121 units at $0.75 per unit for proceeds of $2,889,841, of which $865,467 was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred brokerage commission fees and other share issuance costs of $210,736.

On November 5, 2021, the Company issued 705,000 units at $0.75 per unit for proceeds of $528,750. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company issued 8,000 shares of common stock with a fair value of $6,000 as a finder’s fee and incurred other finders’ fees and other share issuance costs of $42,654.

On November 30, 2021, the Company issued 8,268 shares as consideration for extending the maturity date of a convertible note.

On January 20, 2022, the Company issued 75,000 units at $0.75 per unit for proceeds of $56,250 which was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On January 20, 2022, the Company issued 46,834 units at $0.75 per unit for proceeds of $35,126 which was received during the period ended November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. The Company adjusted the effective issuance date to October 20, 2021.

On January 24, 2022, the Company issued 36,000 units at $0.75 per unit for proceeds of $27,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. The Company adjusted the effective issuance date to October 20, 2021. The Company adjusted the effective issuance date to November 24, 2021.

On January 28, 2022, the Company issued 66,667 units at $0.75 per unit for proceeds of $50,000 which was received during the period ended November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 7, 2022, the Company issued 66,667 units at $0.75 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 10, 2022, the Company issued 33,334 units at $0.75 per unit for proceeds of $25,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 10, 2022, the Company issued 80,000 units at $1.25 per unit for proceeds of $100,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $8,000.

On February 20, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On February 21, 2022, the Company issued 300,000 units at $1.25 per unit for proceeds of $375,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $30,000.

On February 22, 2022, the Company issued 80,000 units at $1.25 per unit for proceeds of $100,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $8,000.

On February 24, 2022, the Company issued 41,600 units at $0.75 per unit for proceeds of $31,200. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 24, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On February 25, 2022, the Company issued 96,000 units at $1.25 per unit for proceeds of $120,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $9,600.

On February 28, 2022, the Company issued 120,000 units at $1.25 per unit for proceeds of $150,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $12,000.

During the six months ended February 28, 2022, the Company issued 728,001 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At February 28, 2022, the Company had received $20,800 in cash for share subscriptions. In connection with the financing, the Company incurred finder’s fee of $2,000.

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

Capital Expenditures

As of February 28, 2022 the company had purchased property plant and equipment of $1,251,378 and paid net cash of $2,951,779 in deposits for asset acquisitions. As of August 31, 2021, the Company purchased property plant and equipment of $267,835 and paid net cash of $3,156,163 in deposits and advances for an asset acquisition.

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of a building for an extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At February 28, 2022, Company had deposits of $2,656,695 to purchase prefabricated buildings. As of February 28, 2022, the Company had not yet received the building and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $31,787,038 at February 28, 2022 and a net loss of $12,393,226 for the six months ended February 28, 2022.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of February 28, 2022, our internal control over financial reporting was not effective. Because of limitations in our operations in Colombia there were significant and material adjustments for audits and reviews of financial statements, and most of them are recurring adjustments. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

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

Changes in Internal Control over Financial Reporting.

As a result of accounting issues in Colombia, we have engaged new accounting personnel in Colombia to improve our accounting and controls and procedures in that segment of our operations. There were no other changes in our internal control over financial reporting that occurred during the period from August 31, 2021 through February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2022, the Company issued 75,000 units at $0.75 per unit for proceeds of $56,250 which was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On January 20, 2022, the Company issued 46,834 units at $0.75 per unit for proceeds of $35,126 which was received during the period ended November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. The Company adjusted the effective issuance date to October 20, 2021.

On January 24, 2022, the Company issued 36,000 units at $0.75 per unit for proceeds of $27,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. The Company adjusted the effective issuance date to October 20, 2021. The Company adjusted the effective issuance date to November 24, 2021.

On January 28, 2022, the Company issued 66,667 units at $0.75 per unit for proceeds of $50,000 which was received during the period ended November 30, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 7, 2022, the Company issued 66,667 units at $0.75 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 10, 2022, the Company issued 33,334 units at $0.75 per unit for proceeds of $25,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 10, 2022, the Company issued 80,000 units at $1.25 per unit for proceeds of $100,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $8,000.

On February 20, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On February 21, 2022, the Company issued 300,000 units at $1.25 per unit for proceeds of $375,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $30,000.

On February 22, 2022, the Company issued 80,000 units at $1.25 per unit for proceeds of $100,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $8,000.

On February 24, 2022, the Company issued 41,600 units at $0.75 per unit for proceeds of $31,200. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On February 24, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On February 25, 2022, the Company issued 96,000 units at $1.25 per unit for proceeds of $120,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $9,600.

On February 28, 2022, the Company issued 120,000 units at $1.25 per unit for proceeds of $150,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $12,000.

During the six months ended February 28, 2022, the Company issued 728,001 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At February 28, 2022, the Company had received $20,800 in cash for share subscriptions. In connection with the financing, the Company incurred finder’s fee of $2,000.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Corp.
(Registrant)

Date: April 18, 2022	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: April 18, 2022	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

