Form 10-Q
period 2022-05-31
Allied Corp.
filed 2022-07-20
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 20, 2022, there were 93,356,529 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at May 31, 2022 (unaudited) and August 31, 2021	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended May 31, 2022 and 2021 (unaudited)	5

Condensed consolidated interim statements of stockholders’ equity (deficit) for the nine months ended May 31, 2022 and 2021 (unaudited)	6-7

Condensed consolidated interim statements of cash flows for the nine months ended May 31, 2022 and 2021 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	May 31, 2022	August 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$80,694	$419,825
Inventory (Note 3)	229,675	136,261
Other receivables	14,495	82,837
Prepaid expenses	24,945	277,529
Total current assets	349,809	916,452

Deposits and advances (Note 4)	2,830,542	3,156,163
Right-of-use assets (Note 7)	229,290	247,325
Property, plant and equipment (Note 5)	1,654,345	267,835
Intangible assets (Note 6)	50,444	46,000
Total assets	$5,114,430	$4,633,775

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,199,812	$1,871,659
Current portion of lease liabilities (Note 7)	28,016	25,013
Loans payable (Note 8)	1,554,327	1,596,522
Secured convertible notes payable (Note 9)	3,030,487	1,889,050
Total current liabilities	6,812,642	5,382,244

Lease liabilities, net of current portion (Note 7)	201,274	222,312
Total liabilities	$7,013,916	$5,604,556

Stockholders’ deficiency
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 93,577,595 shares issued and outstanding (79,858,867 – par value $0.0001 – August 31, 2021)	9,356	7,986
Treasury stock	-	707
Additional paid in capital	33,204,789	18,099,226
Common stock issuable	25,000	929,985
Accumulated deficit	(34,432,425)	(19,393,812)
Accumulated other comprehensive loss	(706,206)	(614,873)

Total stockholders’ deficiency	(1,899,486)	(970,781)
Total liabilities and stockholders’ deficiency	$5,114,430	$4,633,775

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended May 31, 2022	For the Three Months Ended May 31, 2021	For the Nine Months Ended May 31, 2022	For the Nine Months Ended May 31, 2021
Revenues
Sales	$6,628	$-	$49,184	$5,260

Expenses
Amortization	60,618	117,851	130,646	483,872
Charitable donations	-	-	-	15,000
Consulting fees	262,467	232,651	832,124	724,386
Foreign exchange loss (gain)	(2,339)	27,535	(2,894)	11,279
Interest expense and bank charges	216,275	153,942	569,001	412,370
Inventory cost	4,609	-	41,813	-
Office and miscellaneous	242,676	727,565	947,589	1,073,027
Production costs	-	-	-	227,257
Professional fees	316,643	223,106	870,697	595,885
Research and development	-	-	12,062	-
Stock-based compensation – bonus shares (Note 11)	-	-	4,585,425	-
Stock-based compensation – consulting services (Note 10)	-	265,625	3,584,392	265,625
Stock-based compensation – options	1,028,835	430,478	2,262,773	1,810,598
Travel	12,009	728	28,283	6,334
Write-down of inventory to net realizable value (Note 3)	264,865	-	736,414	-
Operating expenses	2,406,658	2,179,481	14,598,325	5,625,633
Loss before other items	(2,400,030)	(2,179,481)	(14,549,141)	(5,620,373)
Other expenses
Impairment of assets	-	(245,500)	-	(245,500)
Loss on termination of lease	-	-	-	(65,565)
Settlement payments (Note 14)	-	-	-	(105,000)
Gain (loss) on debt extinguishment	-	(28,268)	-	(118,448)
Bad debt recovery	3,722	-	3,722	-
Accretion	(249,079)	(300,240)	(493,194)	(493,901)
Total other expenses	(245,357)	(574,008)	(489,472)	(1,028,414)
Net loss	(2,645,387)	(2,753,489)	(15,038,613)	(6,648,787)

Other comprehensive income (loss)
Foreign currency translation adjustments	(21,583)	(7,779)	(91,333)	152,793
Comprehensive loss	$(2,666,970)	$(2,761,268)	$(15,129,946)	$(6,495,994)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.16)	$(0.08)

Weighted average number of common shares outstanding	93,360,212	78,096,032	91,464,870	82,856,781

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Stock issuable	Stock subscription receivable	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balance, August 31, 2020	85,105,780	$8,511			$12,226,382	$19,952	-	$(7,908,566)	$(642,115)	$3,704,164
Shares issued for cash	200,000	20			249,980	-	-	-	-	250,000
Detachable warrants issued with convertible notes payable	-	-			153,764	-	-	-	-	153,764
Shares issuable upon modification of debt	-	-			133,127	-	-	-	-	133,127
Common stock subscribed	-	-				110,000	-	-	-	110,000
Comprehensive loss for the period	-	-				-	-	(1,195,862)	118,923	(1,076,939)

Balance, November 30, 2020	85,305,780	$8,531			$12,763,253	$129,952	-	$(9,104,428)	$(523,192)	$3,274,116

Detachable warrants issued with convertible notes payable	-	-			142,564	-	-	-	-	142,564
Beneficial conversion feature	-	-			22,564	-	-	-	-	22,564
Stock-based compensation	-	-			1,380,120	-	-	-	-	1,380,120
Common stock issuable to settle debt	-	-			-	92,664	-	-	-	92,664
Common stock subscribed	-	-			-	250,000	-	-	-	250,000
Comprehensive loss for the period	-	-			-	-	-	(2,699,436)	41,649	(2,657,787)

Balance, February 28, 2021	85,305,780	$8,531			$14,308,501	$472,616	-	$(11,803,864)	$(481,543)	$2,504,241

Shares returned to treasury	(8,123,170)	(812)	8,123,170	812	-	-	-	-	-	-
Shares issued for cash	1,350,001	135	-	-	749,865	(250,000)	-	-	-	500,000
Shares issued to settle debts	142,790	14	-	-	124,396	(92,664)	-	-	-	31,746
Shares issued upon modification of debt	136,000	13	-	-	149,938	(129,952)	-	-	-	19,999
Shares issued for finders fees	800	-	-	-	-	-	-	-	-	-
Cancellation of shares no consideration	(1,200,000)	(120)	-	-	120	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	158,903	-	-	-	-	158,903
Beneficial conversion feature	-	-	-	-	99,680	-	-	-	-	99,680
Shares re-issued for asset acquisition	200,000	20	(200,000)	(20)	160,000	-	-	-	-	160,000
Shares issuable for promissory note	100,000	10	(100,000)	(10)	90,000	-	-	-	-	90,000
Stock-based compensation	-	-	-	-	430,478	-	-	-	-	430,478
Shares issuable upon modification of debt	-	-	-	-	-	8,268	-	-	-	8,268
Common stock subscribed for cash	-	-	-	-	-	935,000	-	-	-	935,000
Shares issued for consulting services	750,000	75	(750,000)	(75)	637,500	-	-	-	-	637,500
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,753,489)	(7,779)	(2,761,268)

Balance, May 31, 2021	78,662,201	$7,866	7,073,170	$707	$16,909,381	$943,268	-	$(14,557,353)	$(489,322)	$2,814,547

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit) (Expressed in US dollars) (Unaudited)

	Common stock		Treasury stock
	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Stock issuable	Stock subscription receivable	Accumulated deficit	Accumulated other comprehensive loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	-	7,957,316
Shares issued for cash	4,566,389	456	-	-	3,426,404	(873,735)	(250,000)	-	-	2,303,125
Share issuance costs	-	-	-	-	(253,390)	-	-	-	-	(253,390)
Shares subscribed	-	-	-	-	-	85,126	-	-	-	85,126
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	-	6,000
Shares issued in error not yet cancelled	634,667	64	-	-	(64)	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	80,247	-	-	-	-	80,247
Stock-based compensation	-	-	-	-	531,255	-	-	-	-	531,255
Comprehensive loss for the period	-	-	-	-	-	-	-	(10,068,081)	(51,041)	(10,119,122)

Balance, November 30, 2021	92,141,093	9,214	-	-	29,967,303	141,376	(250,000)	(29,461,893)	(665,914)	(259,914)

Subscriptions received	-	-	-	-	-	-	250,000	-	-	250,000
Shares issued for stock issuable	188,501	19	-	-	141,357	(141,376)	-	-	-	-
Shares issued for cash	933,601	94	-	-	1,078,107	-	-	-	-	1,078,201
Share issuance costs	-	-	-	-	(81,900)	-	-	-	-	(81,900)
Shares subscribed	-	-	-	-	-	20,800	-	-	-	20,800
Shares issued in error not yet cancelled	93,334	9	-	-	(9)	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	201,200	-	-	-	-	201,200
Stock-based compensation	-	-	-	-	702,683	-	-	-	-	702,683
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,325,145)	(18,709)	(2,343,854)

Balance, February 28, 2022	93,356,529	$9,336	-	-	$32,008,741	$20,800	-	$(31,787,038)	$(684,623)	$(432,784)
Shares issued for stock issuable	27,733	3	-	-	20,797	(20,800)	-	-	-	-
Shares issued for cash	173,333	17	-	-	149,983	-	-	-	-	150,000
Share issuance costs	-	-	-	-	(3,567)	-	-	-	-	(3,567)
Shares subscribed	-	-	-	-	-	25,000	-	-	-	25,000
Stock-based compensation	-	-	-	-	1,028,835	-	-	-	-	1,028,835
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,645,387)	(21,583)	(2,645,387)
Balance, May 31, 2022	93,557,595	$9,356	-	-	$33,204,789	25,000	-	$(34,432,425)	$(706,206)	$(1,899,486)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Nine Months Ended May 31, 2022	For the Nine Months Ended May 31, 2021
Cash provided by (used in):

Operating activities
Net loss for the period	$(15,038,613)	$(6,648,787)
Adjustment to net loss for the period for non-cash items
Accretion	493,194	493,901
Accrued interest	201,932	-
Inventory write-down to net realizable value	736,414	-
Amortization	130,646	483,872
Impairment of acquired assets	-	245,500
Loss on debt extinguishment	-	118,448
Loss on termination of lease	-	65,565
Stock-based compensation - consulting services (Note 10)	3,584,392	265,625
Stock-based compensation - bonus shares (Note 11)	4,585,425	-
Stock-based compensation - options	2,262,773	1,810,598
Changes in non-cash working capital balance:
Decrease in other receivables	68,342	(4,487)
Increase (decrease) in prepaid expenses	40,084	(13,051)
Decrease in deposits and advances	354,733	-
Increase in due from related parties	-	(11,498)
Increase (decrease) in accounts payable and accrued liabilities	155,244	299,419
Increase in inventory	(829,828)	(199,337)
	(3,255,262)	(3,094,232)
Investing activities
Refunds of deposits	-	129,897
Cash paid for acquisition of subsidiary	-	(42,750)
Purchase of intangible assets	(12,111)	(131,544)
Purchase of property, plant, and equipment	(1,219,940)	(33,209)
	(1,232,051)	(77,606)
Financing activities
Proceeds from convertible notes payable	1,150,000	1,584,892
Proceeds from loan	-	300,000
Repayment of loans payable	(378,760)	-
Repayment of convertible notes payable	(100,000)
Repayment of finance lease obligations	-	(16,315)
Proceeds from the issuance of common stock	3,554,393	999,980
Proceeds for subscriptions of stock issuable	25,000	935,000
	4,250,633	3,803,557

Increase (decrease) in cash	(236,680)	631,719
Effect of exchange rate on changes of cash	(102,451)	96,820
Cash, beginning of period	419,825	94,047
Cash, end of period	$80,694	$822,586

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	314,718	338,519
Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at May 31, 2022, Allied Colombia has a licensed cannabis farm in Colombia.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

1.	Nature of operations, reverse take-over transaction and going concern (continued)

b)	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2022 of $15,038,613, has generated minimal revenue and as at May 31, 2022 has a working capital deficit of $6,462,833. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

c)	COVID-19 impact

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

2.	Significant accounting policies

Business Presentation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2022, and the results of its operations for the three months and nine months ended May 31, 2022, and cash flows for the nine months ended May 31, 2022. The results of operations for the period ended May 31, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2022 and August 31, 2021.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2022 and August 31, 2021 other than cash.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2022, are of significance or potential significance to the Company.

3.	Inventory

Inventory is comprised of the following items:

	May 31, 2022	August 31, 2021

Work in progress	$143,528	$51,831
Finished goods	86,147	84,430
Total inventory	$229,675	$136,261

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

During the current period, the Company recorded a $736,414 write-off of inventory costs which include labor, utilities, nutrition, and irrigation, overhead and depreciation to reduce inventory to its net realizable value of $229,675.

4.	Deposits and advances

	May 31, 2022	August 31, 2021

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,656,695
b) Vitalis equipment deposit	-	233,496
c) Deposit towards a license acquisition	150,000	150,000
d) Prepayments for construction facility in Colombia	23,847	115,972
Total deposits and advances	$2,830,542	$3,156,163

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

4.	Deposits and advances (continued)

a)

In 2019, the Company entered to a separate modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At May 31, 2022, Company had deposits of $2,656,695 (August 31, 2021 - $2,656,695) to purchase prefabricated buildings. As of May 31, 2022, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)

At August 31, 2021, the Company had paid $233,496 to purchase equipment. The Company entered into a financing agreement for this equipment as described in Note 8 d)). At May 31, 2022, the Company received the equipment and the deposit was applied to the purchase price.

c)

At May 31, 2022 and August 31, 2021, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 19(a). At May 31, 2022, the asset purchase has not closed and the amount paid has been recorded as a deposit.

d)	The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at May 31, 2022, the prepayments totaled $23,847.

5.	Property, plant and equipment

At May 31, 2022, property, plant and equipment (“PPE”) consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2021	$27,469	$274,776	$10,653	$16,310	$329,208
Additions	721,414	752,094	12,601	11,325	1,497,434
Transfer	(212,736)	212,736	-	-	-
Foreign exchange	5,379	14,033	366	308	20,086
May 31, 2022	$541,526	$1,253,639	$23,620	$27,943	$1,846,728

Accumulated depreciation
August 31, 2021	$-	$58,519	$1,935	$919	$61,373
Additions	-	121,760	1,901	1,733	125,394
Foreign exchange	-	5,444	90	82	5,616
May 31, 2022	$-	$185,723	$3,926	$2,734	$192,383

Net book value
August 31, 2021	$27,469	$216,257	$8,718	$15,391	$267,835
May 31, 2022	$541,526	$1,067,916	$19,694	$25,209	$1,654,345

As of May 31, 2022 and August 31, 2021, the construction in process has not been in use.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

6.	Intangible assets

At May 31, 2022, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	May 31, 2022 Net carrying value $	August 31, 2021 Net carrying value $

Cannabis licenses	5,447,445	(467,388)	(1,127,946)	(3,801,667)	50,444	46,000
	5,447,445	(467,388)	(1,127,946)	(3,801,667)	50,444	46,000

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

During the nine months ended May 31, 2022, the Company acquired $12,111 (COP 47,189,946) of licenses and Company recorded amortization of $5,252 (COP 17,117,674).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At May 31, 2022, the Company did not have any finance leases.

At May 31, 2022, the weighted average remaining operating lease term was 6.22 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	17,836
Interest on lease liabilities	26,091

Total operating lease cost	43,927

The following table provides supplemental cash flow and other information related to leases for nine months ended May 31, 2022:

$
Lease payments	43,927

Supplemental balance sheet information related to leases as of May 31, 2022 are as below:

$
Cost	282,273
Accumulated amortization	(25,266)
Foreign exchange	(27,717)

Net carrying value at May 31, 2022	229,290

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

7.	Leases (continued)

Future minimum lease payments related to lease obligations are as follows:

$
2022	15,134
2023	60,535
2024	60,535
Thereafter	218,935

Total minimum lease payments	355,139

Less: amount of lease payments representing effects of discounting	(125,849)

Present value of future minimum lease payments	229,290

Less: current obligations under leases	(28,016)

Lease liabilities, net of current portion	201,274

8.	Loans payable

a)

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the nine months ended May 31, 2022, the Company paid interest in the amount of $275,904 (2021 - $338,519). As of May 31, 2022, the Company has missed three monthly payments and the balance owing is $1,282,908 (August 31, 2021 - $1,253,772).

b)

On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) in consideration for the issuance of a promissory note of $85,500 and 200,000 common shares of the Company with a fair value of $74,000. The note is non-interest bearing and is due 10 days after demand. During the nine months ended May 31, 2022, the Company made the final $42,750 payment towards the promissory note. As of May 31, 2022, the balance owing is $nil (August 31, 2021 - $42,750).

c)

On March 1, 2021, the Company entered into a $300,000 promissory note with simple interest of 10% per annum and maturity date of June 1, 2021. As additional compensation the Company issued 100,000 shares of the Company with a fair value of $90,000, which was treated as discount on the promissory note. During the year ended August 31, 2021, the accretion on the promissory note totalled $90,000. During the nine months ended May 31, 2022, the Company made the final payment of $315,000 which included interest payment of $15,000. As of May 31, 2022, the balance owing is $nil (August 31, 2021 - $300,000).

d)

On December 17, 2021, the Company entered into a financing agreement to finance an equipment. Pursuant to the agreement, the Company financed $307,543 of the purchase price with an interest rate of 8% per annum. The Company will make 20 monthly principal and interest payments of $15,000 and a final payment of $14,434 in September 2023. During the nine months ended May 31, 2022, the Company paid interest in the amount of $3,814 (2021 - $nil). As of May 31, 2022, the Company has missed three monthly payments and the balance owing is $271,419 (August 31, 2021 - $nil).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion features and warrants do not meet derivative classification.

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

On July 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, the convertible notes bear simple interest at 5% per annum. The maturity date of the convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the convertible note holders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2021. Each note holder received 8,000 common shares and 160,000 warrants.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

On March 31, 2021, the Company entered into amendments to the convertible notes. Pursuant to the amendments, the convertible notes bear simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 20,000 common shares of the Company. Each note holder received 10,000 common shares.

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

On October 1, 2021, the Company entered into amendments to the convertible notes. Pursuant to the amendments, the convertible notes bear simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or after March 31, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

v.	Fifth Modification:

On March 31, 2022, the Company entered into amendments to the convertible notes. Pursuant to the amendments, the convertible notes bear simple interest at 10% per annum. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

During the nine months ended May 31, 2022, the Company made interest payments of $20,000. As at May 31, 2022, the Company has recorded accrued interest of $46,574, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable(continued)

i.	First Modification:

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

iv.	Fourth Modification:

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

During the nine months ended May 31, 2022, the Company made a principal payment of $100,000. As at May 31, 2022, the Company has recorded accrued interest of $25,609, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

i.	First Modification:

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

As at May 31, 2022, the Company has recorded accrued interest of $5,997, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

As at May 31, 2022, the Company has recorded accrued interest of $13,326, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

As at May 31, 2022, the Company has recorded accrued interest of $89,589, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

f)

On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

i.	First Modification:

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

As at May 31, 2022, the Company has recorded accrued interest of $45,206, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

As at May 31, 2022, the Company has recorded accrued interest of $2,126, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

As at May 31, 2022, the Company has recorded accrued interest of $11,808, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

i.	First Modification:

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

As at May 31, 2022, the Company has recorded accrued interest of $10,849, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

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

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

As at May 31, 2022, the Company has recorded accrued interest of $19,578, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

k)

On July 25, 2021, the Company issued a convertible note with a face value of $35,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

i.	First Modification:

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

ii.	Second Modification:

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

As at May 31, 2022, the Company has recorded accrued interest of $2,953, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

l)

On July 25, 2021, the Company issued a convertible note with a face value of $15,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

i.	First Modification:

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

ii.	Second Modification:

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor has granted a concession, the guidance contained in ASC 470-60-35 was applied.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

As at May 31, 2022, the Company has recorded accrued interest of $1,266, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

There was no change in the fair value of the embedded beneficial conversion feature immediately before and after the modification. As a result, the Company did not adjust the carrying amount of $1,546 of the convertible debt at November 1, 2021.

ii.	Second Modification:

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

As at May 31, 2022, the Company has recorded accrued interest of $6,630, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

Modification:

On March 31, 2022, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bear simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after September 30, 2022 for no additional consideration.

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

As at May 31, 2022, the Company has recorded accrued interest of $5,973, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

o)

On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification.

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

As at May 31, 2022, the Company has recorded accrued interest of $4,357, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

p)

On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

9.	Secured convertible notes payable (continued)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification.

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

As at May 31, 2022, the Company has recorded accrued interest of $4,357, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

q)

On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification.

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

As at May 31, 2022, the Company has recorded accrued interest of $5,754, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

r)

On January 31, 2022, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 31, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 31, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

As at May 31, 2022, the Company has recorded accrued interest of $3,288, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

s)

On March 29, 2022, the Company issued a convertible note with a face value of $500,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 30, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-10-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at May 31, 2022, the Company has recorded accrued interest of $8,630, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

10.	Equity

During the nine months ended May 31, 2021:

On September 21, 2020, the Company issued 80,000 shares of common stock at $1.25 per share for gross cash proceeds of $100,000.

On September 30, 2020, the Company issued 120,000 shares of common stock at $1.25 per share for gross cash proceeds of $150,000.

On March 1, 2021, the Company re-issued 100,000 common shares from treasury with fair value of $90,000 for the promissory note of $300,000 (Note 8).

On March 5, 2021, the Company re-issued 200,000 shares of common stock with fair value of $160,000 from treasury for acquisition of PSF.

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

On April 7, 2021, the Company issued 100,000 shares of common stock at $0.50 per share for gross proceeds of $50,000.

On April 20, 2021, the Company issued 250,000 shares of common stock at $0.50 per share for gross proceeds of $125,000.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

10.	Equity (continued)

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

On May 27, 2021, the Company issued 136,000 shares of common stock with a fair value of $149,952 in connection with modifications of a convertible note payable (Note 9(a)).

During the nine months ended May 31, 2022:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $ 2,447,925 on issuance date from treasury to the CFO and COO (Note 11) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is expensed as a total of $4,585,425 for stock-based compensation – bonus shares.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the nine months ended May 31, 2022. The total $3,584,392 stock-based compensation – consulting services is comprised of this $3,371,892 share issuance plus the $212,500 described in the next paragraph below.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $212,500 was expensed during the nine months ended May 31, 2022.

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

On November 30, 2021, the Company issued 8,268 shares as consideration for extending the maturity date of a convertible note (Note 9(b)).

On January 20, 2022, the Company issued 75,000 units at $0.75 per unit for proceeds of $56,250 which was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

On May 26, 2022, the Company issued 161,066 units at $0.75 per unit for proceeds of $120,800. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $2,000.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

10.	Equity (continued)

On May 26, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

During the nine months ended May 31, 2022, the Company issued 728,001 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At May 31, 2022, the Company had received $25,000 in cash for share subscriptions.

11.	Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel for the nine month periods were as follows:

	May 31, 2022	May 31, 2021

Consulting fees and benefits	$216,671	$300,234

b)	Amounts due to/from related parties

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

	May 31, 2022	August 31, 2021

CEO and Director	$(71,029)	$(65,254)
COO and Director	(132,151)	(76,574)
An entity controlled by the CFO	(40,677)	(34,655)
	$(243,857)	$(176,483)

As of May 31, 2022, the Company had $243,857 (August 31, 2021 - $176,483) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

c)	Stock-based compensation

$2,447,925 of the stock-based compensation – bonus shares (See Note 10) recorded in the nine months ended May 31, 2022 was for bonus shares issued to the CFO and COO described as follows:

On September 2, 2021, the Company issued 400,000 common shares from treasury at fair value of $450,000 to an entity controlled by the CFO as a bonus for past services provided.

On September 2, 2021, the Company issued 1,775,933 common shares from treasury at fair value of $1,997,925 to entities controlled by the COO and Director for as a bonus for past services provided.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

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

May 31, 2022
Balance in Canadian dollars:
Cash and cash equivalents	$16,176
Accounts payable	(545,740)
Net exposure	(529,564)
Balance in US dollars:	$(418,694)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $41,869 for the nine months ended May 31, 2022 (May 31, 2021 – $26,418).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

12.	Financial risk factors (continued)

May 31, 2022
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$231,911,526
Other receivables	3,875,376
Accounts payable	(3,783,945,494)
Net exposure	(3,548,158,592)
Balance in US dollars:	$(943,509)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $94,351 for the nine months ended May 31, 2022 (May 31, 2021 - $41,898).

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

b)

On June 30, 2021, the Company entered into certain construction agreements for building an energy network and transformer and a water treatment system with an aggregated cost of $506,256 (COP$1,903,827,405). As at May 31, 2022, the weighted average percentage of completion is 96% or $486,006 (COP$1,827,674,309), of the work related to the construction agreement, which has been capitalized as construction in process and transferred to farm facility and equipment. As at May 31, 2022, the Company is obligated to pay the remaining $120,437 (COP$452,914,725) prior to completion of the construction.

c)

As of November 30, 2021, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheets.

d)

During the year ended August 31, 2021, the Company settled amounts owed to certain previous management of $108,500, which was presented as settlement payments in the consolidated statement of operations and comprehensive loss. As at May 31, 2022, $90,000 remained outstanding and was included in accounts payable and accrued liabilities in the consolidated balance sheet.

e)	The Company has entered into leases for farm land in Colombia. See Note 7 for details.

f)

On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At May 31, 2022, the asset purchase has not been closed and the amount paid has been recorded as a deposit (Note 4 (c)).

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of May 31, 2022, the Company has not issued any consideration under the APA, other than the initial deposit of $150,000. The Company has not received any assets outlined in the APA. The asset purchase has not closed.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

15.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2021	3,663,135	1.21

Issued	4,772,333	1.25
Expired	(618,000)	1.03
Balance, May 31, 2022	7,817,468	1.23

As at May 31, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

130,673	1.25	September 29, 2022
30,090	1.25	October 16, 2022
68,750	1.25	November 11, 2022
240,000	1.25	November 28, 2022
1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023
100,000	1.25	October 1, 2023
2,545,999	1.25	October 20, 2023
100,000	1.25	October 25, 2023
905,000	1.25	November 6, 2023
36,000	1.25	November 24, 2023
66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
201,066	1.25	May 27, 2024
7,817,468

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

16.	Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2021	4,450,000	0.77	4.42	1,334,000

Granted	2,150,000	0.78	4.50

Outstanding, May 31, 2022	6,600,000	0.77	3.94	(199,500)
Exercisable, May 31, 2022	3,750,000	0.78	3.84	(133,125)

During the nine months ended May 31, 2022, the Company recorded stock-based compensation of $2,262,773 for options granted on the consolidated statement of operations. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended May 31, 2022	Nine Months Ended May 31, 2021

Expected dividend yield	0%	-%
Expected volatility	156%	-%
Expected life (in years)	5	-
Risk-free interest rate	1.38%	-%

At May 31, 2022, there was $2,406,017 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

17.	Non-cash activities

	For the Nine Months Ended May 31, 2022	For the Nine Months Ended May 31, 2021
Non-cash activities:
Shares issued from treasury for services	7,957,316	-
Beneficial conversion feature	281,447	176,328
Relative fair value of warrants issuable with convertible note	120,310	275,691
Debt settled with shares issuable	-	112,484
Relative fair value of shares issued on modification of convertible notes	-	110,000

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

18.	Segment disclosure

The Company has two operating segments including:

a)	Allied Colombia, a Colombian based company through which the Company intends to commence commercial production in Colombia. (Allied Colombia)

b)	Allied Corp. which consists of the rest of the Company’s operations. (Allied)

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

Financial statement information by operating segment for the nine month period ended May 31, 2022 is presented below:

	Allied $	Allied Colombia $	Total $
Gross sales	6,859	42,325	49,184
Net loss	(13,581,811)	(1,456,802)	(15,038,613)
Accretion	493,194	-	493,194
Depreciation and amortization	-	114,251	114,251
Total assets as of May 31, 2022	3,547,136	1,567,294	5,114,430

Geographic information for the nine month period ended and as at May 31, 2022 is presented below:

	Revenues $	Total Assets $

Canada	6,859	3,547,136
Colombia	42,325	1,567,294
Total	49,184	5,114,430

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2022 (Expressed in US dollars)

19.	Subsequent events

a)	On June 21, 2022, the Company retracted 360,001 shares that were previously issued to certain investors for no consideration by error as described in Note 10.

b)	On June 23, 2022, the Company defaulted on two secured convertible notes as described in Note 9 o) and p). The Company is in process of amending these secured convertible notes.

c)	On July 10, 2022, the Company defaulted on a secured convertible note as described in Note 9 q). The Company is in process of amending this secured convertible note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the nine months ended May 31, 2021 and 2022.

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

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2022, and the results of its operations for the three and nine months ended May 31, 2022, and cash flows for the three and nine months ended May 31, 2022. The results of operations for the period ended May 31, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2022 and August 31, 2021.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2022 and August 31, 2021 other than cash.

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

r) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2022, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2022 of $15,038,613, has generated minimal revenue and as at May 31, 2022 has a working capital deficit of $6,462,833. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months Ended May 31, 2022 compared to the Three Months Ended May 31, 2021

Sales and Revenue

For the three-month periods ended May 31, 2022 we had $6,628 in revenue compared to no revenue for the three-month period ended May 31, 2021. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended May 31, 2022 totaled $2,406,658 compared to $2,179,481 for the three month period ended May 31, 2021. Operating expenses for the three-month period ended May 31, 2022 is mainly a result of stock-based compensation (options) of $1,028,835, inventory write-off to net realizable value of $264,865, office and miscellaneous expense of $242,676, professional fees of $316,643, and consulting fees of $262,467. Operating expenses for the three-month period ended May 31, 2021 is mainly a result of stock-based compensation (options) of $430,478, office and miscellaneous expense of $727,565, professional fees of $223,106 and consulting fees of $232,651.

Net Loss

As a result of the changes described above, net loss from operations after income taxes decreased to $2,645,387 during the three months ended May 31, 2022 compared to $2,753,489 during the three-month period ended May 31, 2021.

Comparison of Unaudited Results for the Nine Months Ended May 31, 2022 compared to the Nine Months Ended May 31, 2021

Sales and Revenue

For the nine-month periods ended May 31, 2022 we had $49,184 in revenue compared to $5,260 for the nine-month period ended May 31, 2021. We are just at the beginning of sales of our products which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the nine-month period ended May 31, 2022 totaled $14,598,325 compared to $5,625,633 for the nine-month period ended May 31, 2021. Operating expenses for the nine-month period ended May 31, 2022 is mainly a result of stock-based compensation (bonus shares) of $4,585,425, stock-based compensation (consulting services) of $3,584,392, stock-based compensation (options) of $2,262,773, office and miscellaneous expense of $947,589 and consulting fees of $832,124. Operating expenses for the nine-month period ended May 31, 2021 is mainly a result of stock-based compensation (options) of $1,810,598, office and miscellaneous expense of $1,073,027 and consulting fees of $724,386. The increase in operating expense during the quarter ended May 31, 2022 is principally the result of an increase in stock-based compensation (bonus shares) of $4,585,425 and stock-based compensation (consulting services) of $3,584,392.

Net Loss

As a result of the changes described above, net loss from operations after income taxes increased to $15,038,613 during the nine months ended May 31, 2022 compared to $6,648,787 during the nine-month period ended May 31, 2021.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Nine Months Ended May 31, 2022	Nine Months Ended May 31, 2021
Cash used in operating activities	$(3,255,262)	$(3,094,232)
Cash from financing activities	$4,250,633	$3,803,557
Cash used in investing activities	$(1,232,051)	$(77,606)
Change in cash during the period	$(236,680)	$631,719
Effect of exchange rate change	$(102,451)	$96,820
Cash, beginning of period	$419,825	$94,047
Cash, end of period	$80,694	$822,586

As of May 31, 2022, the Company had $349,809 in current assets, consisting of $80,694 in cash, $229,675 in inventory, $14,495 in receivables, and $24,945 in prepaid expenses. Other assets mainly include deposits and advances of $2,830,542 (principally related to our building to be located in Nevada), property, plant and equipment of $1,654,345, right-of-use assets of $229,290 and intangible assets of $50,444.

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

Convertible Notes during the Quarter ended May 31, 2021

The Company has granted each and every one of the secured convertible note holders referenced below a continuing security interest in, a general lien upon, and a right of setoff against all existing and future assets and property under the terms of a security agreement.

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The note bears interest at 10% per annum. The note was due on demand after March 27, 2021.  The note was convertible into shares of the Company’s common stock at any time prior to March 27, 2021 at a conversion price of $1.25 per share.     On March 31, 2021, the Company amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company issued to the convertible note holder 8,268 common shares of the Company.   On June 1, 2021, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and was due on demand on or before November 30, 2021 for no additional consideration. On November 1, 2021, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.  On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The note bears interest at 10% per annum. The note was due on demand after April 23, 2021.  The note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.  On June 1, 2021, the Company amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and was due on demand on or before November 30, 2021 for no additional consideration.  On November 1, 2021, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years.   The note bears interest at 10% per annum and is due on demand after May 9, 2021.  The note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.    On June 1, 2021, the Company amended the note. Pursuant to the amendment, the notes bears simple interest at 10% per annum and was due on demand on or before November 30, 2021 for no additional consideration.   On November 1, 2021, the Company again amended the note. Pursuant to the amendment, the convertible notes bear simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.  On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years.   The note bears interest at 10% per annum and is due on demand after November 27, 2021.  The note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.    On October 1, 2021, the Company amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On January 7, 2021, the Company issued a convertible note with a face value of $300,000. The note bears interest at 10% per annum and is due on demand after November 27, 2021.  The note is convertible into shares of the Company’s common stock at any time prior to November 27, 2021 at a conversion price of $1.25 per share.    On October 1, 2021, the Company amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On March 26, 2021, the Company issued a convertible note with a face value of $18,000 and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum and is due on demand on September 26, 2021. The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share. On November 1, 2021, the Company amended the note. Pursuant to the amendment, the convertible notes bear simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.  On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On March 26, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum and is due on demand on September 26, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.25 per share. On November 1, 2021, the Company amended the note. Pursuant to the amendment, the convertible notes bear simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.  On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On April 29, 2021, the Company issued a convertible note with a face value of $180,000 and warrants to purchase 180,000 shares of the Company’s common stock at $1.00 per share for one year. The Note bears interest at 10% per annum and is due on demand on October 29, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.00 per share. On November 1, 2021, the Company amended the note. Pursuant to the amendment, the convertible notes bear simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.  On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On April 30, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.00 per share for one year. The Note bears interest at 10% per annum and is due on demand on October 31, 2021.The Note is convertible into shares of the Company’s common stock at any time at a conversion price of $1.00 per share. On November 1, 2021, the Company amended the note. Pursuant to the amendment, the convertible notes bear simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.  On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

Convertible Notes during the Quarter ended May 31, 2022

On October 1, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year.   The note bears interest at 10% per annum and is due on demand after March 31, 2022.  The note is convertible into shares of the Company’s common stock at any time prior to March 31, 2022 at a conversion price of $1.25 per share.   On November 1, 2021, the Company amended the note. Pursuant to the amendment, the convertible notes bear simple interest at 10% per annum and is due on demand on or before March 31, 2022 for no additional consideration.  On March 31, 2022, the Company again amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On October 25, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.25 per share for 1 year.   The note bears interest at 10% per annum and is due on demand after March 31, 2022.  The note is convertible into shares of the Company’s common stock at any time prior to March 31, 2022 at a conversion price of $1.25 per share. On March 31, 2022, the Company amended the note. Pursuant to the amendment, the note bears simple interest at 10% per annum and is due on demand on or before September 30, 2022 for no additional consideration.

On December 23, 2021, the Company issued two convertible notes with a face value of $100,000 each. The notes bears interest at 10% per annum and is due on demand after June 23, 2022. The note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

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

On March 29, 2022, the Company issued a convertible note with a face value of $500,000. The note bears interest at 10% per annum and is due on demand after September 30, 2022. The note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

Equity Transactions during the Quarter ended May 31, 2021

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

Equity Transactions during the Quarter ended May 31, 2022

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $ 2,447,925 on issuance date from treasury to the CFO and COO and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is expensed as a total of $4,585,425 for stock-based compensation – bonus shares.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the nine months ended May 31, 2022. The total $3,584,392 stock-based compensation – consulting services is comprised of this $3,371,892 share issuance plus the $212,500 described in the next paragraph below.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $212,500 was expensed during the nine months ended May 31, 2022.

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

On May 26, 2022, the Company issued 161,066 units at $0.75 per unit for proceeds of $120,800. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $2,000.

On May 26, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

During the nine months ended May 31, 2022, the Company issued 728,001 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At May 31, 2022, the Company had received $25,000 in cash for share subscriptions.

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

Capital Expenditures

As of May 31, 2022, the Company had purchased property plant and equipment of $1,219,940 and intangible assets of $12,111. As of August 31, 2021, the Company purchased property plant and equipment of $267,835 and paid net cash of $3,156,163 in deposits and advances for an asset acquisition.

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of a building for an extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At May 31, 2022, Company had deposits of $2,656,695 to purchase prefabricated buildings. As of May 31, 2022, the Company had not yet received the building and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $34,432,425 at May 31, 2022 and a net loss of $15,038,613 for the nine months ended May 31, 2022.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of May 31, 2022, our internal control over financial reporting was not effective. Because of limitations in our operations in Colombia there were significant and material adjustments for audits and reviews of financial statements, and most of them are recurring adjustments. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

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

Changes in Internal Control over Financial Reporting.

As a result of accounting issues in Colombia, we have engaged new accounting personnel in Colombia to improve our accounting and controls and procedures in that segment of our operations. There were no other changes in our internal control over financial reporting that occurred during the period from August 31, 2021 through May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2022, the Company issued 161,066 units at $0.75 per unit for proceeds of $120,800. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $2,000.

On May 26, 2022, the Company issued 40,000 units at $1.25 per unit for proceeds of $50,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

During the nine months ended May 31, 2022, the Company issued 728,001 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At May 31, 2022, the Company had received $25,000 in cash for share subscriptions.

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

Allied Corp.
(Registrant)

Date: July 20, 2022	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: July 20, 2022	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

