Form 10-K
period 2022-08-31
Allied Corp.
filed 2022-12-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended August 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2022, was $29,095,607.

(At August 31, 2022, the registrant had 93,967,594 shares of common stock issued and outstanding, of which 30,716,275 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon trading price per OTC markets at or about such date.)

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

In addition to what we consider our demonstrated ability to cultivate low-cost, high margin cannabis in Colombia primarily for use in proprietary cannabinoid drug and natural health products for international distribution, we have hemp derived CBD natural health products for sale in the United States, have received commercial approval for exports of medical cannabis being produced in Colombia for export and have initiated human clinical phase I trial for our psilocybin-based pharma products ALID 11, ALID 12 and Psilonex™ which are protected under provisional patent and trademarks in the United States.

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

Key Strategic Objectives

Scale cannabis production in Colombia

We believe our Bucaramanga, Colombia development and cultivation facility gives us a significant competitive advantage in our production and sales of cannabis:

●	We are licensed to produce, extract, as well as both import and export psychoactive and non-psychoactive strains of cannabis.

●	We were approved to export cannabis by the Colombian government in April 2021.

●	We have constructed a one-hectare greenhouse, with another ten to twenty hectares more planned for 2023.

●	We are now deriving monthly revenue from our Colombian cannabis harvests.

●	We completed our first harvest in July 2020 for the Colombian Ministry of Agriculture (“ICA”).

●	We obtained commercial approval for production of non-psychoactive cannabis in October 2020, and commercial approval for production of psychoactive cannabis in February 2021.

●	Each of our ten non-psychoactive CBD seed strains, and our ten THC seed strains submitted to ICA have been approved over a course of a process that began in October 2019.

●	We shipped 1,728 kilograms of Colombia-grown cannabis to Switzerland in August 2022.

●

In September 2022 we harvested our first psychoactive THC harvest of 2,200 plants.  In October 23 harvested an additional 6,100 plants.  These have been dried and cured and will be tested before being offered to sale and export.  The production pipeline has additional work packages of approximately 6,000 plants every two to three weeks.  We only sell and ship Colombia produced cannabis flower to countries where it is legal to do so.

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

●

We have all Colombian commercial production approvals and has applied for psychoactive quota for the equivalent of 10,000 kgs of psychoactive flower for 2021 and 85,000 kgs of flower production in 2022. Non psychoactive production and sales are limitless under current Colombian law.

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

Complete trials of ALID 11, 11 and Psilonex™ Prescription Medications

We completed our clinical Phase 1 pharma trials in 2021, eventually leading to a drug indication for PTSD. We plan to pursue a licensing deal with a larger developer, producer, and distributor of pharmaceuticals. (See-Pharmacologic Products).

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

Some of the Tactical Relief ™ products currently offered under this brand:

●	Tactical Relief ™ Tactical Hydration - a CBD infused electrolyte replacement drink with sodium citrated electrolyte replacement in three refreshing flavors.

●	Tactical Relief ™ Liberty - A mint and vanilla flavored 1000mg CBD tincture fortified with specific terpene profile.

●	Tactical Relief ™ FIZZ Tablets - 35mg CBD fizz tablets for adding to your water bottle.

●	Tactical Relief ™ Battle Balm - CBD roll on activity rub for aches and pains.

●	Tactical Relief ™ Quick Hit - CBD gummies.

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

Some of the Equilibrium Bio™ products that are currently offered:

●	Equilibrium Bio™ - Hydrosport CBD Drink - a CBD infused electrolyte replacement drink with sodium citrate electrolyte replacement in three refreshing flavors.

●	Equilibrium Bio™ Hydrosport Tincture - 1000mg CBD tincture fortified with specific terpene profile.

●	Equilibrium Bio™ FIZZ Tablets - 35mg CBD fizz tab for adding to a water bottle.

●	Equilibrium Bio™ Sport Rub - CBD post activity rub for aches and pains.

●	Equilibrium Bio™ Quick Hit - CBD gummies with vitamin B12.

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

●	MaXXa™ Skin Designer - skin designer uplifts your skin with the power of CBD extracts and hyaluronic acid. This product stimulates cell regeneration while minimizing age spots.

●	MaXXa™ Vitamin Absolute - Vitamin Absolute is a soothing, calming and all-around moisturizing facial oil.

●	MaXXa™ Absolute Recover - this specialized formulation allows the infused bioactive compounds to be delivered directly to the desired areas of inflammation, pain and other skin ailments.

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

12

●

We have all Colombian commercial production approvals and has applied for psychoactive quota for the equivalent of 10,000 kgs of psychoactive flower for 2021 and 85,000 kgs of flower production in 2022, as applied for on April 29, 2021. Non psychoactive production and sales are limitless under current Colombian law.

●	We have engaged what we consider to be one of Colombia’s leading agricultural genetics teams for cannabis production.
●	The first product shipped in June 2022, and subsequently we have had shipments of 272 kilograms, 200 kilograms 1,728 kilograms and 3,425 kilograms for further distribution.
●	We shipped 1,728 kilograms of Colombia-grown cannabis to Switzerland in August 2022.
●

In September 2022 we harvested our first psychoactive THC harvest of 2,200 plants.  In October 23 harvested an additional 6,100 plants.  These have been dried and cured and will be tested before being offered to sale and export.  The production pipeline has additional work packages of approximately 6,000 plants every two to three weeks.  We only sell and ship Colombia produced cannabis flower to countries where it is legal to do so.

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

In addition, in order to adhere to Canadian production regulations with respect to seed approval and strain-acclimatization, in Canada we have created research and development environments (under personal production licenses approved by the Canada Regulators) that mimic micro-climates in Colombia. We found Bucaramanga to have the best micro climate for production of our plant strains, and accordingly located our Colombian production there. We have stressed the strains with high temperatures and humidity levels to mimic the average natural weather patterns in the areas in which we will be cultivating. This is designed to mitigate the acclimatization risk that we believe many peer companies are experiencing in Colombia.

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

Increased yield - Approaching One kilogram per Square Meter

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

Cost of Production - Approximately $0.05 per Gram

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

Quality - Meeting European Pharmacopeia (International) Standards

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

On March 9, 2021, we announced that we received ICA approval for the commercialization of its our proprietary THC psychoactive cannabis strains, which was the culmination of the evaluation process for which permission was granted in late April 2020. Each of our ten psychoactive strains were approved and we have passed all of the ICA requirements to be able to cultivate the resultant plants. As a result, we have has applied for a psychoactive export quota for both 2022 and 2023 under the Colombian regulatory regime. These applications are for the oil equivalent of 10,000 kgs of flower and 85,000 kgs of flower for 2022 and 2023.

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

We will only conduct business activities related to growing or processing cannabis in jurisdictions, including the United States, when it is federally permissible to do so. We are not considered a United States Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 - Issuers with United States Marijuana-Related Activities (the “Staff Notice”)) nor do we have material ancillary involvement in the United States. cannabis industry in accordance with the Staff Notice. While we have several arrangements with United States based companies that may themselves participate in the United States cannabis market, these relationships do not violate the federal laws of the United States respecting cannabis and in no manner involve us in any activities in the United States respecting cannabis.

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

Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties

Employees

As of the date of this Offering Circular, the Company has approximately 15 contracted employees. Our wholly-owned subsidiary Allied Colombia, S.A.S. has approximately 150 employees who farm and produce our cannabis products.  The Company does not intend to pay a full salary to any of its executives or management at this time, but has entered into certain consulting agreements. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

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

Below is a summary of identified material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

•	There are conflicts in the United States between Federal and State regulations related to cannabis;

•	There are also provincial variations in cannabis regulation in Canada that could restrict certain of our operations;

•	Past and future cannabis reform legislation and other changes in the health care industry could adversely affect our business, financial condition and results of operations;

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

Risks Related to Our Operations

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to its ability to continue as a going concern in their audit report for the years ended August 31, 2021 and 2022.

We are a relatively newly formed company focused on cultivating, processing and supplying natural, medicinal-grade cannabis well-being products to large channel distributors, and have limited operating history. We have limited financial resources and minimal operating cash flow. In addition, we do not currently have significant revenues and for the year ended August 31, 2022, had a loss of $15,627,138, and an accumulated deficit of $35,020,950. There is no guarantee that we will ever become profitable. The costs for research, product development, machinery adaptation to create our product candidates and cannabis products and/or technologies, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses. We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. We have concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended August 31st, 2022 and 2021.

The consolidated financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in this offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Going Concern.”

We may need additional capital in the future in order to continue our operations.

We conducted a private placement of up to $5,250,000 of Units consisting of shares of common stock and warrants to fund acquisitions and operations in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) of common stock. We obtained gross investment of $3,178,872 in that offering, which was closed on November 5, 2021. Not including that offering we have obtained approximately $12,067,722 in our private placements since the formation of the company, which we are using for acquisitions and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control, including:

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

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease and other unforeseen events, including the outbreak a of respiratory illness caused by COVID-19 and the related economic repercussions. We cannot accurately predict what, if any further, effects COVID-19 will have on our operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. We were required to postpone distribution of our MaXXa© product as a direct result of COVID-19. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations. Agricultural activity has been declared as an essential activity in Colombia. We take safety precautions include the use of masks and gloves at our affiliated company in Colombia for the cultivation of our product.

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

We acquired Medicolombia S.A.S. in 2019 (renamed Allied Colombia S.A.S.), and we may in the future seek to acquire or invest in, businesses, products, or technologies that we believe could complement our operations or expand our breadth, enhance our capabilities, or otherwise offer growth opportunities. Our diversity of product offerings may not be successful. While our growth strategy includes broadening our service and product offerings, implementing an aggressive marketing plan and employing product diversification, there can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of our planned growth and diversified product offerings, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Additionally, the integration of our acquisitions and pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. Specifically, we may not successfully evaluate or utilize the acquired products, assets or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized, or we may be exposed to unknown risks or liabilities of our acquisitions.

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

There is a risk that banking institutions in countries where we operate will not open accounts for us or will not accept payments or deposits from proceeds related to the cannabis industry. Such risks could increase our costs or prevent us from expanding into certain jurisdictions.  Banks in the United States frequently refuse to do business with cannabis related companies because of the current federal law prohibiting cannabis sales.

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

Currently Colombia’s long-term foreign currency sovereign credit ratings were affirmed “BB+” by S&P and “BB+” by Fitch, two of the main rating agencies worldwide. The Colombian economy is expected to experience some modest recovery in growth, along with a decrease in the current account deficit and a marginal increase in debt in the coming years. The stable outlook reflects their expectation that Colombia’s established political institutions and track record of consensus on key economic policies will contribute to economic stability and continuity over the coming two to three years.

Colombia’s economy, like most Latin-American countries, continues to benefit from the effects of higher commodity prices, mainly oil. However due to covid the fiscal deficit grew which reflected in its elevated level of external debt. Even though the country has taken measures to stabilize the economy, it is uncertain how these measures will be perceived and if the intended goal of increasing investor’s confidence will be achieved.

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

Colombia is experiencing substantial inflation resulting in the Company’s costs in the Colombian peso increasing significantly.

Colombia has in the past experienced double-digit rates of inflation. Colombia’s inflation rate is currently 11.4%.  If Colombia experiences substantial inflation in the future, the Company’s costs in Colombian peso terms will increase significantly, subject to movements in applicable exchange rates. Inflationary pressures may also curtail the Company’s ability to access global financial markets in the longer term and its ability to fund planned capital expenditures, and could materially adversely affect the Company’s business, financial condition and results of operations. The Colombian government’s response to inflation or other significant macro-economic pressures may include the introduction of policies or other measures that could increase the Company’s costs, reduce operating margins and materially adversely affect its business, financial condition and results of operations.

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

In Colombia for the first time in decades, a socialist President took office on August 7, 2022 promising deep changes with the purpose of balancing an inequality society. As per its Government Program, the main changes will be focused on promoting agricultural businesses, reduce the dependance of oil extraction, increase subsidies to low-income population, and stabilize and the peace process to other rebel groups. Tax reforms are also expected in this four-year presidential period.

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

Additional tax regulations will be implemented that could require us to make additional tax payments, negatively affecting our financial condition, results of operation, and cash flow. In addition, either national or local taxing authorities may not interpret tax regulations in the same way that we do. Differing interpretations could result in future tax litigation and associated costs.

Risks Related to Our Regulatory Framework

United States Federal regulation and enforcement may adversely affect the implementation of medical Cannabis and/or Cannabis adult use laws and regulations may negatively impact our revenues and profits.

Legislation in the United States continues to evolve throughout 2022 relative to laws regulating marijuana. Subsequent to the 2020 elections, there are currently 39 states in the United States, plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. An additional nineteen states have laws and/or regulations that allow cannabis use by adults for non-medical purposes and there are five more on the ballot for November 2022. More states are considering permitting cannabis use. Congress recently presented legislation which would decriminalize marijuana use federally and relegate legalization to state law.

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

Federal regulation and enforcement may adversely affect the implementation of adult use/medical Cannabis laws and regulations may negatively impact our revenues and profits. As of the date of this Annual Report, 39 states and the District of Columbia allow its citizens to use medical marijuana. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Each of the Obama, Trump and Biden administrations effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state designated laws allowing the use and distribution of medical cannabis. In October 2022, Biden pardoned all persons convicted of minor marijuana infractions.  In May 2017, Congress unveiled their new budget bill and as such, lawmakers included a provision, known as the Rohrabacher-Farr amendment, that allows states to carry on with crafting their own medical marijuana policies without fear of federal intervention. This bill was passed and as a result, no federal monies have been approved or appropriated to be used to enforce federal law in these cannabis program participating states.

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

As of the date of this 10-K, our executive officers and directors currently represent beneficial ownership, in the aggregate, of approximately 32.5% of our outstanding Common Shares. As a result, these shareholders may be able to influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These shareholders may have interests, with respect to their Common Shares, that are different from other shareholders, and the concentration of voting power among one or more of these shareholders may have an adverse effect on the price of our Common Shares. In addition, this concentration of ownership might adversely affect the market price of our Common Shares by:

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Bucamaranga, Colombia

The Company’s 100% owned subsidiary, Allied Colombia, S.A.S., has secured vast agricultural land extension in Bucamaranga, a key production farming region of Colombia. Both areas have the benefit of having 12 hours of sunlight year-round, temperatures oscillating between 20-30 degrees celsius, with constant humidity. This environment and situation ideal to growing cannabis at low cost. The Ibague land has an area of 1,400 hectares (about 3,450 acres), all with water rights, an electrical substation, and great paved access to the property. This is situated in close proximity to the free trade zone. The Company currently has lease arrangement for 5 hectares and a cost of $1,600 per month with an option to purchase and 10 adjacent hectares at a cost of $500 per month once under cultivation.  Further, the Company has the ability to expand its leased land footprint to the adjacent 12 hectare property.

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

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for what was anticipated to be a Canada extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At August 31, 2022, Company had deposits of $2,656,695 (August 31, 2021 - $2,656,695) to purchase prefabricated buildings. As of August 31, 2022, the Company had not yet received the building and the amounts have been recorded as deposits.  In early 2021 the Company determined to use this building as part of its United States operations if and when it can legally operate in the United States.

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

PART II

Item 4. Submission of Matters to a Vote of Security Holders

On September 3, 2021, shareholders holding an aggregate of 57,278,268 shares executed a written consent approving the election of Calum Hughes, Paul Bullock and Jim Smeeding to our board of directors. Santiago Ribero was elected to the board on March 17, 2022.

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

	Low	High
August 31, 2022 to date	$0.23	$0.65
Year ended August 31, 2022	$0.43	$0.75
Quarter ended May 31, 2022	$0.72	$1.76
Quarter ended February 28, 2022	$1.75	$1.89
Quarter ended November 30, 2021	$1.05	$2.11
Year ended August 31, 2021	$0.96	$1.24
Quarter ended May 31, 2021	$1.01	$1.24
Quarter ended February 28, 2021	$0.63	$1.18

Holders

As of August 31, 2022, there were approximately 130 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date. Based on reports we have reviewed relative to such holders, we currently have at least 3,062 beneficial stockholders.

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

Transfer Agent

Our registrar and transfer agent is ClearTrust LLC., 16540 Pointe Village Dr., Suite 205, Lutz, FL 33558.

Recent Sales of Unregistered Securities

In July 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended.  The private placement sought to raise funds through the sale of shares at $0.40 per share.  Through August 31, 2022 we obtained gross proceeds of $1,260,000 from this offering and an additional $210,000 subsequent to August 31, 2022.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the fiscal years ending August 31, 2021 and 2022.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2022 and 2021.

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

Research and development costs and advertising costs

Research and development costs and advertising costs are expensed as incurred.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2022 and 2021.

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, AM Biosciences effective from the date of the reverse take-over transaction on September 10, 2019 and Allied Colombia S.A.S. (from the date of acquisition, February 17, 2020). All intercompany balances and transactions have been eliminated upon consolidation.

Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended August 31, 2022, are of significance or potential significance to the Company.

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

Results of Operations

Comparison of Results for the Fiscal Year ended August 31, 2022 compared to the Fiscal Year Ended August 31, 2021

Sales

For the fiscal year ended August 31, 2022 the Company had $165,596 in sales.  For the fiscal year ended August 31, 2021, the Company had $16,036 in sales. We have a very limited operating history upon which to base an evaluation of our business and prospects. Our short operating history may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations.

Gross margin

For the fiscal year ended August 31, 2022 the Company had a gross margin of $74,120 compared to a negative gross margin of $625,474 for the fiscal year ended August 31, 2021. The negative gross margin was due to an inventory write-off of 635,219 for the fiscal year ended August 31, 2021.

Expenses

For the fiscal year ended August 31, 2022 we had total expenses of $15,612,973, compared to total expenses of $10,859,772 for the fiscal year ended August 31, 2021. Of the total expense for 2022, a total of $14,849,714 (2021 – $6,852,223) was operating expense and the remainder was non-recurring expenses which included accretion of $547,598 (2021 – $654,760). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Income (Loss)

For the fiscal year ended August 31, 2022, the Company had a net operating loss of $15,538,853 compared to a net loss of $11,485,246 for the fiscal year ended August 31, 2021. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Year Ended August 31, 2022	Year Ended August 31, 2021
Cash used in operating activities	$(4,284,266)	$(3,956,255)
Cash from financing activities	$5,329,884	$4,616,094
Cash used in investing activities	$(1,205,369)	$(274,908)
Effect of exchange rate change	$(164,031)	$(59,153)
Change in cash during the period	$(159,751)	$384,931
Cash, beginning of period	$419,825	$94,047
Cash, end of period	$96,043	$419,825

As at August 31, 2022, we had working deficit of $5,665,758. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of August 31, 2022, the Company had $1,241,646 in current assets, consisting principally of $96,043 in cash, and $998,988 in inventory. Other assets mainly include deposits and advances of $2,869,825 (principally related to our building to be located in Nevada), and property plant and equipment of $1,444,038.

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

On January 23, 2020, the Company issued two convertible notes with principal amounts of $400,000 and $200,000, respectively, with a total face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 1 year. The Notes were issued with an original discount of $12,000, and bear interest at 10% per annum. The Notes initially matured on July 20, 2020 and are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On July 1, 2020, the Company entered into amendments to the convertible notes. Pursuant to the amendments, beginning on July 1, 2020, the convertible notes bear simple interest at 5% per annum. The maturity date of the convertible notes was amended to due on demand on or before October 31, 2020. In consideration for extending the maturity date, the Company issued to the convertible noteholders 16,000 common shares of the Company and warrants to purchase additional 320,000 common shares of the Company at $1.25 per share expiring October 31, 2021. Each note holder received 8,000 common shares and 160,000 warrants. On November 1, 2020, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 100,000 common shares of the Company. Each note holder received 50,000 common shares. On March 31, 2021, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company agreed to issue to each of the two convertible note holders 10,000 common shares of the Company. On October 1, 2021, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before March 31, 2022 for no additional consideration. Finally on March 31, 2022, the Company entered into further amendments to the convertible notes. Pursuant to the amendments, the maturity date of the convertible notes was amended to due on demand on or before September 30, 2022 for no additional consideration.

On September 29, 2020, the Company issued a convertible note with a fair value of $163,341 and warrants to purchase 130,673 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note initially matured on March 27, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On March 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2021. In consideration for extending the maturity date, the Company agreed to issue to the convertible note holders 8,268 common shares of the Company. The note holder received 8,268 common shares. On June 1, 2021, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration. On November 1, 2021, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On October 26, 2020, the Company issued a convertible note with a face value of $37,613 and warrants to purchase 30,090 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note initially matured on April 23, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On June 1, 2021, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration. On November 1, 2021, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On November 11, 2020, the Company issued a convertible note with a face value of $85,937 and warrants to purchase 68,750 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note initially matured on May 9, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On June 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before November 30, 2021 for no additional consideration. On November 1, 2021, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On December 2, 2020, the Company issued a convertible note with a face value of $600,000 and warrants to purchase 240,000 shares of the Company’s common stock at $1.25 per share for 2 years. The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On October 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On January 7, 2021, the Company issued a convertible note with a face value of $300,000. The Note bears interest at 10% per annum. The Note is due on demand after November 27, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On October 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On March 26, 2021, the Company issued a convertible note with a face value of $18,000 and warrants to purchase 18,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum. The Note initially matured on September 26, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On March 26, 2021, the Company issued a convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $0.50 per share for one year. The Note bears interest at 10% per annum. The Note initially matured on September 26, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On April 29, 2021, the Company issued a secured convertible note with a face value of $180,000 and warrants to purchase 180,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note initially matured on October 29, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On April 30, 2021, the Company issued a secured convertible note with a face value of $100,000 and warrants to purchase 100,000 shares of the Company’s common stock at $1.00 per share for 1 year. The Note bears interest at 10% per annum. The Note initially matured on October 31, 2021 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On July 25, 2021, the Company issued a secured convertible note with a face value of $35,000. The Note bears interest at 10% per annum. The Note is due on demand after January 25, 2022 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On July 25, 2021, the Company issued a secured convertible note with a face value of $15,000. The Note bears interest at 10% per annum. The Note is due on demand after January 25, 2022 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On October 1, 2021, the Company issued a secured convertible note with a face value of $100,000. The Note bears interest at 10% per annum. The Note is due on demand after March 31, 2022 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On October 25, 2021, the Company issued a secured convertible note with a face value of $100,000.   The Note bears interest at 10% per annum. The Note is due on demand after March 31, 2022 and is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $1.25 per share. On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration. On March 31, 2022, the Company entered into further amendment to the convertible note. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or before September 30, 2022 for no additional consideration.

On December 23, 2021, the Company issued a secured convertible note with a face value of $100,000.   The Note bears interest at 10% per annum and is due on demand after June 23, 2022.  The Note is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share.

On December 23, 2021, the Company issued a secured convertible note with a face value of $100,000 .   The Note bears interest at 10% per annum and is due on demand after June 23, 2022.  The Note is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share.

On January 11, 2022, the Company issued a secured convertible note with a face value of $150,000.   The Note bears interest at 10% per annum and is due on demand after July 10, 2022.  The Note is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share.

On January 31, 2022, the Company issued a secured convertible note with a face value of $100,000.   The Note bears interest at 10% per annum and is due on demand after July 31, 2022.  The Note is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share.

On March 29, 2022, the Company issued a secured convertible note with a face value of $500,000.   The Note bears interest at 10% per annum and is due on demand after September 30, 2022.  The Note is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share.

 The Company defaulted on the convertible notes above and is in process of amending the maturity dates.

On June 16, 2022, the Company issued a secured convertible note with a face value of $250,000.   The Note bears interest at 10% per annum and is due on demand after December 16, 2022.  The Note is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share.

Equity Transactions

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

On May 27, 2021, the Company issued 136,000 shares of common stock with a fair value of $149,952 in connection with modifications of a convertible note payable .

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

During the year ended August 31, 2022:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $ 2,447,925 on issuance date from treasury to the CFO and COO and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is expensed as a total of $4,585,425 for consulting fees.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the year ended August 31, 2022. The total $3,584,392 stock-based compensation - consulting services is comprised of this $3,371,892 share issuance plus the $212,500 described in the next paragraph below.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $212,500 was expensed during the year ended August 31, 2022.

On October 20, 2021, the Company issued 3,699,955 units at $0.75 per unit for proceeds of $2,774,966, of which $865,467 was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred brokerage commission fees and other share issuance costs of $210,736.

On November 5, 2021, the Company issued 905,000 units at $0.75 per unit for proceeds of $678,750. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company issued 8,000 shares of common stock with a fair value of $6,000 as a finder’s fee and incurred other finders’ fees and other share issuance costs of $42,654.

On November 24, 2021, the Company issued 36,000 units at $0.75 per unit for proceeds of $27,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

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

On March 7, 2022, the Company issued 20,000 units at $1.25 per unit for proceeds of $25,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On May 26, 2022, the Company issued 133,333 shares at $0.75 per share for proceeds of $100,000.

On May 26, 2022, the Company issued 67,733 units at $0.75 per unit for proceeds of $50,800. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On August 23, 2022, the Company issued 750,000 shares at $0.40 per share for proceeds of $300,000.

During the year ended August 31, 2022, the Company issued 368,000 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At August 31, 2022, the Company had received $540,000 in cash for share subscriptions.

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

In July 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended.  The private placement sought to raise funds through the sale of shares at $0.40 per share.  Through August 31, 2022 we obtained gross proceeds of $1,260,000 from this offering and an additional $210,000 subsequent to August 31, 2022.

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

Capital Expenditures

As of August 31, 2022 the company had purchased property plant and equipment of $1,444,038 and paid net cash of $2,869,825 in deposits for an asset acquisition. As of August 31, 2021, the Company purchased property plant and equipment of $267,835 and paid net cash of $3,156,163 in deposits and advances for an asset acquisition.

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

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. This building will be a fully scalable, modular building. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At August 31, 2022, Company had deposits of $2,656,695 (August 31, 2021 - $2,656,695) to purchase prefabricated buildings. As of August 31, 2022, the Company had not yet received the building and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $34,932,665 at August 31, 2022 and a net loss of $15,538,853 for the fiscal year ended August 31, 2022.

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

Item 8. Financial Statements and Supplementary Data.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Corp. (the Company) as of August 31, 2022, and the related consolidated statements of income and comprehensive loss, stockholders’ equity (deficiency), and cash flows for the year ended August 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022, and the results of its operations and its cash flows for the year ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations, has a net capital deficiency, and has minimal revenue which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Black Scholes Calculations

As discussed in Note 16 to the Financial Statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock options.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value. Volatility and term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2022.

Houston, TX

December 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Allied Corp.

Opinion on the Consolidated Financial Statements

We have audited the consolidated financial statements of Allied Corp. and its subsidiaries (together, the “Company”), which comprise the consolidated balance sheet as at August 31, 2021, and the consolidated statements of operations and comprehensive loss, changes in equity (deficiency) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2021, and its financial performance and its cash flows for the year ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained in our audit is sufficient and appropriate to provide a reasonable basis for our audit opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the 2021 audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, British Columbia, Canada

December 14, 2021

We have served as the Company’s auditor since 2019.

ALLIED CORP. Consolidated Balance Sheets (Expressed in US Dollars)

	August 31, 2022	August 31, 2021

Assets
Current assets
Cash	$96,043	$419,825
Inventory (Note 3)	998,988	136,261
Other receivables	121,428	82,837
Prepaid expenses	25,187	277,529
Total current assets	1,241,646	916,452

Deposits and advances (Note 4)	2,869,825	3,156,163
Right-of-use assets (Note 7)	189,325	247,325
Property, plant and equipment (Note 5)	1,444,038	267,835
Intangible assets (Note 6)	44,773	46,000
Total assets	$5,789,607	$4,633,775

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,607,862	$1,695,176
Due to related parties (Note 11)	384,272	176,483
Current portion of lease liabilities (Note 7)	24,725	25,013
Loans payable (Note 8)	1,555,654	1,596,522
Secured convertible notes payable (Note 9)	3,334,891	1,889,050
Total current liabilities	6,907,404	5,382,244

Lease liabilities, net of current portion (Note 7)	164,600	222,312
Total liabilities	$7,072,004	$5,604,556

Stockholders’ deficiency
Preferred stock - 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock - 300,000,000 shares authorized, $0.0001 par value; 93,967,594 shares issued and outstanding (79,858,867 - par value $0.0001 - August 31, 2021)	9,397	7,986
Treasury stock	-	707
Additional paid in capital	33,999,090	18,099,226
Common stock issuable	540,000	929,985
Accumulated deficit	(34,932,665)	(19,393,812)
Accumulated other comprehensive loss	(898,219)	(614,873)

Total stockholders’ deficiency	(1,282,397)	(970,781)
Total liabilities and stockholders’ deficiency	$5,789,607	$4,633,775

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 20)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Operations and Comprehensive Loss (Expressed in US dollars)

	For the Year Ended August 31, 2022	For the Year Ended August 31, 2021
Revenues
Sales	$165,596	$16,036
Cost of sales (Note 3)	(91,476)	(641,510)
Gross margin	74,120	(625,474)

Expenses
Amortization	82,589	547,478
Charitable donations	-	9,221
Consulting fees (Note 10 and 11)	12,080,684	3,644,099
Foreign exchange loss (gain)	(1,393)	16,416
Interest expense and bank charges	467,451	459,174
Office and miscellaneous	1,133,560	1,249,398
Professional fees	1,031,091	916,039
Research and development	12,062	-
Travel	43,670	10,398
Operating expenses	14,849,714	6,852,223
Loss before other items	(14,775,594)	(7,477,697)
Other income and (expenses)
Other income	-	48,517
Impairment of assets	-	(245,500)
Loss on termination of lease	-	(65,565)
Settlement payments	-	(108,500)
Gain (loss) on debt extinguishment	-	(118,448)
Impairment of intangible assets	-	(2,687,695)
Write-off of receivables and deposits	-	(9,348)
Bad debt recovery	3,646	-
Interest expense	(219,307)	(166,250)
Accretion	(547,598)	(654,760)
Total other expenses	(763,259)	(4,007,549)
Net loss	(15,538,853)	(11,485,246)

Other comprehensive income (loss)
Foreign currency translation adjustments	(283,346)	27,242
Comprehensive loss	$(15,822,199)	$(11,458,004)

Basic and diluted loss per share	$(0.17)	$(0.14)

Weighted average number of common shares outstanding	92,098,050	80,389,077

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Stockholders’ Equity (Deficiency) (Expressed in US dollars)

	Common stock		Treasury Stock		Additional			Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive income (loss)	Total

Balance, August 31, 2020	85,105,780	$8,511	-	-	$12,226,382	$19,952	$(7,908,566)	$(642,115)	$3,704,164
Shares returned to treasury	(8,123,170)	(812)	8,123,170	812	-	-	-	-	-
Common stock subscribed for cash	-	-	-	-	-	2,031,717	-	-	2,031,717
Shares issued for cash	2,746,667	275	-	-	1,859,725	(1,110,000)	-	-	750,000
Share issuance costs	-	-	-	-	(100,514)	-	-	-	(100,514)
Shares issued to settle debts	142,790	14	-	-	124,396	-	-	-	124,410
Shares issued upon modification of debt	136,000	13	-	-	149,938	(19,952)	-	-	129,999
Shares issued for finders fees	800	-	-	-	-	-	-	-	-
Cancellation of shares for no consideration	(1,200,000)	(120)	-	-	120	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	434,594	-	-	-	434,594
Beneficial conversion feature	-	-	-	-	276,008	-	-	-	276,008
Shares re-issued for asset acquisition	200,000	20	(200,000)	(20)	160,000	-	-	-	160,000
Shares issuable for promissory note	100,000	10	(100,000)	(10)	90,000	-	-	-	90,000
Stock-based compensation	-		-	-	2,241,077	-	-	-	2,241,077
Shares issuable for modification of debt	-	-	-	-	-	8,268	-	-	8,268
Shares issued for consulting services	750,000	75	(750,000)	(75)	637,500	-	-	-	637,500
Comprehensive loss for the year	-	-	-	-	-	-	(11,485,246)	27,242	(11,458,004)

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$(19,393,812)	$(614,873)	$(970,781)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Stockholders’ Equity (Deficiency) (Expressed in US dollars)

	Common stock		Treasury stock		Additional			Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	7,957,316
Shares issued for cash	6,659,557	666	-	-	5,141,571	(929,985)	-	-	4,212,252
Share issuance costs	-	-	-	-	(340,616)	-	-	-	(340,616)
Shares subscribed	-	-	-	-	-	540,000	-	-	540,000
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	6,000
Shares issued in error not yet cancelled	368,000	37	-	-	(37)	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	281,447	-	-	-	281,447
Stock-based compensation	-	-	-	-	2,733,874	-	-	-	2,733,874
Comprehensive loss for the year	-	-	-	-	-	-	(15,538,853)	(283,346)	(15,822,199)

Balance, August 31, 2022	93,967,594	9,397	-	-	33,999,090	540,000	(34,932,665)	(898,219)	(1,282,397)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Cash Flows (Expressed in US dollars)

	For the Year Ended August 31, 2022	For the Year Ended August 31, 2021
Cash provided by (used in):

Operating activities
Net loss for the year	$(15,538,853)	$(11,485,246)
Adjustment to net loss for the period for non-cash items
Accretion	547,598	654,760
Accrued interest	238,646	129,506
Inventory write-down to net realizable value	31,737	635,219
Amortization	82,589	547,478
Impairment of acquired assets	-	245,500
Impairment of intangible assets	-	2,687,695
Loss on debt extinguishment	-	118,448
Loss on termination of lease	-	65,565
Stock-based compensation - consulting services	3,584,392	-
Stock-based compensation - bonus shares	4,585,425	-
Stock-based compensation - options	2,733,874	2,666,077
Changes in non-cash working capital balance:
Increase in other receivables	(38,591)	(82,837)
Decrease in prepaid expenses	39,842	88,889
Decrease in deposits and advances	315,450	-
Increase (decrease) in accounts payable and accrued liabilities	(215,583)	145,773
Increase in due to related parties	136,752	176,934
Increase in inventory	(787,544)	(550,016)
Operating activities1	(4,284,266)	(3,956,255)
Investing activities
Refund of deposits	-	129,897
Cash paid and advances for acquisition of assets	-	(138,201)
Cash paid for acquisition of subsidiary	-	(42,750)
Purchase of intangible assets	(12,111)	-
Purchase of property, plant, and equipment	(1,193,258)	(223,854)
Investing activities1	(1,205,369)	(274,908)
Financing activities
Proceeds of convertible notes payable	1,400,000	1,634,891
Proceeds from loans payable	-	300,000
Repayment of loans payable	(387,750)	-
Repayment of convertible notes payable	(100,000)	-
Proceeds from the issuance of common stock	3,877,634	1,759,486
Proceeds for subscriptions of stock issuable	540,000	921,717
Financing activities1	5,329,884	4,616,094

Increase (decrease) in cash	(159,751)	384,931
Effect of exchange rate on changes of cash	(164,031)	(59,153)
Cash, beginning of year	419,825	94,047
Cash, end of year	$96,043	$419,825

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	401,990	491,378
Non-cash activities: See Note 17

The accompanying notes form an integral part of these consolidated financial statements

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at August 31, 2022, Allied Colombia has a licensed cannabis farm in Colombia.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

c) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended August 31, 2022 of $15,538,853, has generated minimal revenue and as at August 31, 2022 has a working capital deficit of $5,665,758. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2022 and August 31, 2021.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

i) Research and development costs

Research and development costs are expensed as incurred. During the year ended August 31, 2022, the Company incurred research and development costs of $12,062 (August 31, 2021 – $Nil).

j) Advertising costs

Advertising costs are expensed as incurred. During the year ended August 31, 2022, the Company incurred advertising costs of $391,740 (August 31, 2021 – $575,640) which was included as a part of office and miscellaneous expense.

k) Revenue recognition

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

l) Net income (loss) per common share

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

m) Income taxes

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

n) Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

o) Significant accounting estimates and judgments

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

p) Financial instruments

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

For certain of the Company’s financial instruments, including accounts payable, due from related parties, notes and loans payable, the carrying amounts approximate their fair values due to the short maturities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2022 and August 31, 2021 other than cash.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

q) Leases

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

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases with terms of twelve months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or liability. See Note 7 - Leases.

r) Reverse Acquisitions

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, AM Biosciences effective from the date of the reverse take-over transaction on September 10, 2019 and Allied Colombia (from the date of acquisition, February 18, 2020). All intercompany balances and transactions have been eliminated upon consolidation.

s) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended August 31, 2022, are of significance or potential significance to the Company.

3. Inventory

Inventory is comprised of the following items:

	August 31, 2022	August 31, 2021

Work in progress	$326,556	$51,831
Finished goods	383,459	84,430
Inventory in transit	288,973	-
Total inventory	$998,988	$136,261

The costs of inventory include but are not limited to labor, utilities, nutrition and irrigation, overhead and the depreciation of manufacturing equipment and production facilities, and amortization of licenses determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and rent of grow facility. The Company began production in Colombia in late 2020, when the Company obtained approval for its strains of products. During the current period, certain costs were determined based on the actual usage of production space as compared to the normal predetermined operational production of the facility based on capacity as the Company gradually started to grow products and prepared the facility ready. Management determined that during the current period, the Company was operating at 46% of predesigned capacity and as a result 46% of rent, amortization expenses, and certain overhead costs are included in costs of inventory.

During the year ended August 31, 2022, the Company recorded a $31,737 (August 31, 2021 - $635,219) write-off of inventory costs included in cost of sales for products purchased for resale to reduce inventory to its net realizable value of $998,988 (2021 - $136,261).

4. Deposits and advances

	August 31, 2022	August 31, 2021

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,656,695
b) Vitalis equipment deposit	-	233,496
c) Deposit towards a license acquisition	150,000	150,000
d) Prepayments for construction facility in Colombia	63,130	115,972
Total deposits and advances	$2,869,825	$3,156,163

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

a) In 2019, the Company entered to a modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At August 31, 2022, Company had deposits of $2,656,695 (August 31, 2021 - $2,656,695) to purchase prefabricated buildings. As of August 31, 2022, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b) At August 31, 2021, the Company had paid $233,496 to purchase equipment. The Company entered into a financing agreement for this equipment as described in Note 8 d)). At August 31, 2022, the Company received the equipment and the deposit was applied to the purchase price.

c) At August 31, 2022 and August 31, 2021, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 20(a). At August 31, 2022, the asset purchase has not closed and the amount paid has been recorded as a deposit.

d) The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at August 31, 2022, the prepayments totaled $63,130.

5. Property, plant and equipment

At August 31, 2022, property, plant and equipment (“PPE”) consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2021	$27,469	$274,776	$10,653	$16,310	$329,208
Additions	705,757	737,506	13,665	14,761	1,471,689
Transfer	(212,436)	212,436	-	-	-
Foreign exchange	(60,142)	(71,896)	(2,970)	(3,921)	(138,929)
August 31, 2022	$460,648	$1,152,822	$21,348	$27,150	$1,661,968

Accumulated depreciation
August 31, 2021	$-	$58,519	$1,935	$919	$61,373
Additions	-	175,649	2,712	2,409	180,770
Foreign exchange	-	(23,269)	(563)	(381)	(24,213)
August 31, 2022	$-	$210,899	$4,084	$2,947	$217,930

Net book value
August 31, 2021	$27,469	$216,257	$8,718	$15,391	$267,835
August 31, 2022	$460,648	$941,923	$17,264	$24,203	$1,444,038

As of August 31, 2022 and August 31, 2021, the construction in process has not been in use.

6. Intangible assets

At August 31, 2022, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	August 31, 2022 Net carrying value $	August 31, 2021 Net carrying value $

Cannabis licenses	5,447,445	(469,571)	(1,131,434)	(3,801,667)	44,773	46,000
	5,447,445	(469,571)	(1,131,434)	(3,801,667)	44,773	46,000

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

Management acquired the licenses with a plan to operate in Colombia and believed the amounts paid for the licenses would be recovered from future operations. The Company has only recently started its operations in Colombia and has limited history on which to base future outcomes from operations including cash flows. Cannabis and hemp are considered to be an emerging industry and Colombia does not yet have a sufficiently established observable legal market in which the Company could sell its Cannabis or hemp flower and CBD or THC extracts. Laws and regulations in Colombia are evolving and there is uncertainty in what will be legally permissible in a future market and what prices and demand there would be in Colombia for the Company’s products. At the present, the Company’s export activities are regulated and restricted by Colombian law and it is uncertain whether future changes in law would favorably impact the Company’s operations. Due to the uncertainty in the timing and amount of future cash flows from operations the Company has written down its licenses to the estimated recoverable amount. During the year ended August 31, 2021, the Company recorded impairment of intangible assets in the amount of $2,687,695.

During the year ended August 31, 2022, the Company acquired $12,111 (COP 47,189,946) of licenses and Company recorded amortization of $8,739 (COP 34,295,457).

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

The Company entered into an agreement to lease the land described in 14(e) with a commencement date of June 1, 2020. The lease requires the Company to make monthly payments of $4,501 (CAD$5,870) per month. The lease is for a 10-year term, expiring on May 31, 2030, with one 10-year renewal option and an option for the Company to purchase the land for approximately $920,000 (CAD$1,200,000). Effective November 1, 2020, the Company terminated the lease. Pursuant to ASC 842-20 upon the termination of the lease, the Company derecognized the lease related asset and liability and included any consideration paid or received upon termination that was not already included in the lease payments in the gain or loss on termination of the lease. After recording the proceeds from the landlord and derecognizing the capitalized building costs as well as the right of use asset and liability, the Company recorded a loss of $65,565 on the termination of the lease.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At August 31, 2022, the Company did not have any finance leases.

At August 31, 2022, the weighted average remaining operating lease term was 6 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	23,711
Interest on lease liabilities	33,583

Total operating lease cost	57,294

The following table provides supplemental cash flow and other information related to leases for the year ended August 31, 2022:

$
Lease payments	57,294

Supplemental balance sheet information related to leases as of August 31, 2022 are as below:

$
Cost	282,273
Accumulated amortization	(31,141)
Foreign exchange	(61,807)

Net carrying value at August 31, 2022	189,325

Future minimum lease payments related to lease obligations are as follows:

$
2023	51,469
2024	51,469
2025	51,469
2026	49,215
2027	24,418
2028	24,418
2029	24,418
2030	12,208

Total minimum lease payments	289,084

Less: amount of lease payments representing effects of discounting	(99,759)

Present value of future minimum lease payments	189,325

Less: current obligations under leases	(24,725)

Lease liabilities, net of current portion	164,600

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

8. Loans payable

a) In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the year ended August 31, 2022, the Company paid interest in the amount of $363,337 (2021 - $451,378). As of August 31, 2022, the Company has missed two monthly payments and the balance owing is $1,291,290 (August 31, 2021 - $1,253,772).

b) On January 24, 2021, the Company entered into an acquisition agreement to acquire all common shares of Pacific Sun Fungi Inc. (“PSF”) in consideration for the issuance of a promissory note of $85,500 and 200,000 common shares of the Company with a fair value of $74,000. The note is non-interest bearing and is due 10 days after demand. During the year ended August 31, 2022, the Company made the final $42,750 payment towards the promissory note. As of August 31, 2022, the balance owing is $nil (August 31, 2021 - $42,750).

c) On March 1, 2021, the Company entered into a $300,000 promissory note with simple interest of 10% per annum and maturity date of June 1, 2021. As additional compensation the Company issued 100,000 shares of the Company with a fair value of $90,000, which was treated as discount on the promissory note. During the year ended August 31, 2021, the accretion on the promissory note totalled $90,000. During the year ended August 31, 2022, the Company made the final payment of $315,000 which included interest payment of $15,000. As of August 31, 2022, the balance owing is $nil (August 31, 2021 - $300,000).

d) On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company will make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the year ended August 31, 2022, the Company paid interest in the amount of $3,653 (2021 - $nil). As of August 31, 2022, the Company has missed six monthly payments and the balance owing is $264,364 (August 31, 2021 - $nil).

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion features and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

During the year ended August 31, 2022, the Company made interest payments of $20,000 (August 31, 2021 - $50,000). As at August 31, 2022, the Company has recorded accrued interest of $10,466, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

During the year ended August 31, 2022, the Company made a principal payment of $100,000. As at August 31, 2022, the Company has recorded accrued interest of $27,206, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $6,945, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $15,493, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $104,712, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

f) On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $42,603, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $2,579, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $14,274, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

As at August 31, 2022, the Company has recorded accrued interest of $13,370, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $24,016, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

k) On July 25, 2021, the Company issued a convertible note with a face value of $35,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $3,836, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

l) On July 25, 2021, the Company issued a convertible note with a face value of $15,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $1,644, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $9,123, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature and warrants do not meet derivative classification.

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

As at August 31, 2022, the Company has recorded accrued interest of $8,646, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

o) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

As at August 31, 2022, the Company has recorded accrued interest of $6,877, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date.

p) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification.

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

As at August 31, 2022, the Company has recorded accrued interest of $6,877, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date.

q) On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

As at August 31, 2022, the Company has recorded accrued interest of $9,534, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On July 10, 2022, the Company defaulted on the Note and is in process of amending the maturity date.

r) On January 31, 2022, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 31, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 31, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification.

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

As at August 31, 2022, the Company has recorded accrued interest of $5,808, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On July 31, 2022, the Company defaulted on the Note and is in process of amending the maturity date.

s) On March 29, 2022, the Company issued a convertible note with a face value of $500,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 30, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at August 31, 2022, the Company has recorded accrued interest of $21,233, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

t)    On June 16, 2022, the Company issued a convertible note with a face value of $250,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after December 16, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to December 16, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at August 31, 2022, the Company has recorded accrued interest of $5,205, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

During the year ended August 31, 2022:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $ 2,447,925 on issuance date from treasury to the CFO and COO (Note 11) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which is expensed as a total of $4,585,425 for consulting fees.

On September 2, 2021, the Company issued 2,997,237 common shares measured at fair value on issuance date of $3,371,892 from treasury for consulting services related to business development for a 12-month period from the issuance date. As the future benefit of the consulting services to be performed cannot be determined, the entire amount was expensed during the year ended August 31, 2022. The total $3,584,392 stock-based compensation - consulting services is comprised of this $3,371,892 share issuance plus the $212,500 described in the next paragraph below.

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $212,500 was expensed during the year ended August 31, 2022.

On October 20, 2021, the Company issued 3,699,955 units at $0.75 per unit for proceeds of $2,774,966, of which $865,467 was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred brokerage commission fees and other share issuance costs of $210,736.

On November 5, 2021, the Company issued 905,000 units at $0.75 per unit for proceeds of $678,750. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company issued 8,000 shares of common stock with a fair value of $6,000 as a finder’s fee and incurred other finders’ fees and other share issuance costs of $42,654.

On November 24, 2021, the Company issued 36,000 units at $0.75 per unit for proceeds of $27,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

On March 7, 2022, the Company issued 20,000 units at $1.25 per unit for proceeds of $25,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years. In connection with the financing, the Company incurred finder’s fee of $4,000.

On May 26, 2022, the Company issued 133,333 shares at $0.75 per share for proceeds of $100,000.

On May 26, 2022, the Company issued 67,733 units at $0.75 per unit for proceeds of $50,800. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

On August 23, 2022, the Company issued 750,000 shares at $0.40 per share for proceeds of $300,000.

During the year ended August 31, 2022, the Company issued 368,000 common shares to certain investors for no consideration by error. The Company is in the process of retracting the shares.

At August 31, 2022, the Company had received $540,000 in cash for share subscriptions.

11. Related party transactions and balances

All transactions with related parties have occurred in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the Company and the related party.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

a) Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	August 31, 2022	August 31, 2021

Consulting fees and benefits	$369,079	$391,850

b) Amounts due to related parties

In the normal course of operations, the company shares certain administrative resources with companies related by common management and directors. The administrative resources and services, which were provided in the normal course of operations, were measured at the exchange. All amounts payable and receivable are non-interest bearing, unsecured and due on demand. The following table summarizes the amounts due to related parties:

	August 31, 2022	August 31, 2021

CEO and Director	$80,892	$65,254
COO and Director	143,816	76,574
An entity controlled by the CFO	46,387	34,655
An entity controlled by a Director	60,677	-
Director	52,500	-
	$384,272	$176,483

As of August 31, 2022, the Company had $384,272 (August 31, 2021 - $176,483) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

c) Stock-based compensation

A $2,447,925 portion of the stock-based compensation - bonus shares (See Note 10) recorded in the year ended August 31, 2022 as consulting fees was for bonus shares issued to the CFO and COO described as follows:

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

August 31, 2022
Balance in Canadian dollars:
Cash and cash equivalents	$11,970
Accounts receivable	5,450
Accounts payable	(720,107)
Net exposure	(702,687)
Balance in US dollars:	$(535,952)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $53,595 for the year ended August 31, 2022 (August 31, 2021 - $44,217).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

August 31, 2022
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$252,272,421
Other receivables	490,506,493
Accounts payable	(2,922,461,204)
Net exposure	(2,179,682,290)
Balance in US dollars:	$(492,806)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $49,281 for the year ended August 31, 2022 (August 31, 2021 - $100,607).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

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

14. Commitments

a) As of November 30, 2021, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) During the year ended August 31, 2021, the Company settled amounts owed to certain previous management of $108,500, which was presented as settlement payments in the consolidated statement of operations and comprehensive loss. As at August 31, 2022, $90,000 remained outstanding and was included in accounts payable and accrued liabilities in the consolidated balance sheet.

c) The Company has entered into leases for farm land in Colombia. See Note 7 for details.

15. Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2021	3,663,135	1.21

Issued	4,659,000	1.25
Expired	(618,000)	1.03
Balance, August 31, 2022	7,704,135	1.23

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

As at August 31, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

130,673	1.25	September 29, 2022*
30,090	1.25	October 16, 2022*
68,750	1.25	November 11, 2022
240,000	1.25	November 28, 2022
1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023
100,000	1.25	October 1, 2023
2,545,999	1.25	October 20, 2023
100,000	1.25	October 25, 2023
905,000	1.25	November 6, 2023
36,000	1.25	November 24, 2023
66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
20,000	1.25	March 7, 2024
67,733	1.25	May 27, 2024
7,704,135

* Expired subsequently

16. Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2021	4,450,000	0.77	4.42	1,334,000

Granted	2,150,000	0.44	4.61
Cancelled	(600,000)	0.75	3.42

Outstanding, August 31, 2022	6,000,000	0.44	3.85	144,000
Exercisable, August 31, 2022	3,350,000	0.44	3.69	82,000

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

During the year ended August 31, 2022, the Company recorded stock-based compensation of $2,733,874 for options granted on the consolidated statement of operations. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended August 31, 2022	Year Ended August 31, 2021

Expected dividend yield	0%	0%
Expected volatility	150%	182%
Expected life (in years)	4.05	5
Risk-free interest rate	3.38%	0.42%

At August 31, 2022, there was $1,883,094 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

17. Non-cash activities

	For the Year Ended August 31, 2022	For the Year Ended August 31, 2021
Non-cash activities:
Common stock issued pursuant to asset acquisitions	-	160,000
Common stock issued to settle debt	-	124,410
Common stock issued for promissory note	-	90,000
Common stock issued for consulting services	-	637,500
Shares issued from treasury for services	7,957,316	-
Beneficial conversion feature	281,447	276,008
Relative fair value of warrants issuable with convertible note	120,310	434,594
Fair value of shares issued on modification of convertible note	-	129,952
Fair value of shares issuable on modification of debt	-	8,268

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

Financial statement information by operating segment for the year ended August 31, 2022 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	(36,530)	110,650	74,120
Net loss	(14,755,299)	(783,554)	(15,538,853)
Accretion	547,598	-	547,598
Depreciation and amortization	32,190	157,319	189,509
Total assets as of August 31, 2022	3,506,510	2,283,097	5,789,607

Geographic information for the year ended and as at August 31, 2022 is presented below:

	Gross Margin $	Total Assets $

Canada	(36,530)	3,506,510
Colombia	110,650	2,283,097
Total	74,120	5,789,607

19. Income taxes

At August 31, 2022, the Company has a net operating loss carryforward of approximately $13,025,000. The significant components of deferred income tax assets at August 31, 2022 and 2021 were as follows:

	August 31, 2022	August 31, 2021
Deferred tax asset:
Net operating loss carryforward	$3,125,000	$2,200,000
Less: valuation allowance	(3,125,000)	(2,200,000)
Net deferred income tax asset	$-	$-

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

As of August 31, 2022 and 2021, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2022 or 2021. No interest or penalties have been accrued as of August 31, 2022. As of August 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2022 and 2021 (Expressed in US dollars)

A reconciliation of the provision for income taxes at the combined statutory rate for the year ended August 31, 2022 and 2021 is as follows:

	August 31, 2022	August 31, 2021
Income tax benefit	$925,000	$1,035,000
Change in valuation allowance	(925,000)	(1,035,000)
Provision for income taxes	$-	$-

As of August 31, 2022, the Company had approximately $12,791,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

20. Subsequent events

a) On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At August 31, 2022, the asset purchase has not been closed and the amount paid has been recorded as a deposit (Note 4 (c)).

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of December XX, 2022, the Company has not issued any consideration under the APA, other than the initial deposit of $150,000. The Company has not received any assets outlined in the APA. The asset purchase has not closed.

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

b) On September 30, 2022, the Company defaulted on 16 secured convertible notes as described in Note 9 a) - n) and s). The Company is in process of amending the maturity dates of these secured convertible notes.

c) Subsequent to the year ended August 31, 2022, the Company issued 145,560 shares to various vendors for professional services.

d) Subsequent to the year ended August 31, 2022, the Company issued 1,350,000 shares for subscriptions received.

e) Subsequent to the year ended August 31, 2022, the Company issued 1,575,000 shares at a price of $0.40 per share for proceeds of $630,000.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

Effective November 12, 2019, we engaged Manning Elliott, LLP (“Manning Elliott”) to serve as our independent registered public accounting firm for our transition period from March 31, 2019 through August 31, 2019, and for our fiscal years ending August 31, 2020 and 2021. During our most recent fiscal years August 31, 2022 and 2021 we did not consult with Manning Elliott regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The audit report of Manning Elliott regarding the Company's consolidated financial statements for the fiscal year ended August 31, 2021 contained an unqualified audit opinion that included an explanatory paragraph related to the Company’s ability to continue as a going concern.

Effective August 1, 2022, we determined to change our auditors to the firm who had audited our operating subsidiary and consequently terminated Manning Elliott as our independent accountant. The decision to change our independent accountant was made and approved by the entire Board of Directors.

Effective August 1, 2022, we engaged M&K CPAS, LLLC (“M&K”) to serve as our independent registered public accounting firm for our fiscal years ending August 31, 2022. During our most recent fiscal year ending August 31, 2022 we did not consult with M&K regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management concluded that, as of August 31, 2022, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Intended Positions and Offices
Calum Hughes	Chairman of the Board, Chief Executive Officer and Director
Paul Bullock	Chief Operating Officer and Director
Jim Smeeding	Vice President of Pharmaceuticals and Director
Santiago Ribero	Vice President Corporate Development and Director
Ryan Maarschalk	Chief Financial Officer

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

Santiago Ribero, Vice President of Corporate Development and Director

Santiago Ribero has a 20-year track record of success improving financial stability, reducing risk, and achieving strategic growth for public and private companies. He previously served as the Columbian Manager at Banco de Credito e Inversiones and BCI Miami, improving the asset value of the institution from $10 million to $430 million in two years. Prior to this Ribero was director of corporate finance and banking at Citi Columbia where he executed structured loans and loan syndications, debt capital market transactions, ECA financings, mergers and acquisitions. He holds a MA in Finance Management from Macquarie University and a BA in Industrial Engineering from the University of Los Andes.

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

Changes in Nominating Procedures

None

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year from August 31, 2020 to date. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during those fiscal years.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualifed deferred compensation earnings ($)	All other compensation ($)	Total ($)
Calum Hughes	2022	$119,205	-	-	-	-	-	$119,205
	2021	$118,756	-	-	-	-	-	$118,756
	2020	$169,460	-	-	-	-	-	$169,460
Paul Bullock	2022	$99,337	-	-	-	-	-	$99,337
	2021	$101,563	-	-	-	-	-	$101,563
	2020	$159,193	-	-	-	-	-	$159,193
Jim Smeeding	2022	$60,000	-	-	-	-	-	$60,000
	2021	$75,000	-	-	-	-	-	$75,000
	2020	$20,000	-	$600,000	-	-	-	$620,000
Santiago Ribero	2022	$42,000	-	$122,550	-	-	-	$164,550
	2021	$42,000	-	-	-	-	-	$42,000
	2020	$48,569	-	$300,000	-	-	-	$348,569
Ryan Maarschalk	2022	$69,536	-	-	-	-	-	$69,536
	2021	$96,530	-	-	-	-	-	$96,530
	2020	$36,768	-	$600,000	-	-	-	$636,768

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

On February 1, 2021, the Company granted 4,900,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 1,200,000 options are exercisable at $0.825 per share and 3,700,000 options are exercisable at $0.75 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.77 per share. During the year ended August 31, 2021, the Company recorded stock-based compensation of $2,666,077 as consulting fees on the consolidated statement of operations.

 During the year ended August 31, 2022, the Company granted 2,150,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 900,000 options are exercisable at $0.465 per share and 1,550,000 options are exercisable at $0.42 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.44 per share. During the year ended August 31, 2022, the Company recorded stock-based compensation of $2,733,874 as consulting fees on the consolidated statement of operations.

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

Outstanding Stock Options or other Equity Awards

The following table summarizes the stock options we have issued during the fiscal years ended August 31, 2022 and 2021.

Name	Issuance Date	Expiration Date	Exercise Price per share ($)	Number of common shares granted
Calum Hughes	N/A	N/A	N/A	N/A
Paul Bullock	N/A	N/A	N/A	N/A
Jim Smeeding	February 1, 2021	February 1, 2026	$0.465	600,000
Santiago Ribero	February 1, 2021	February 1, 2026	$0.465	300,000
	May 1, 2022	May 1, 2027	$0.465	300,000
Ryan Maarschalk	February 1, 2021	February 1, 2026	$0.465	600,000

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended August 31, 2022	Fiscal Year Ended August 31, 2021
Expected dividend yield	0%	0%
Expected volatility	150%	182%
Expected life (in years)	4.05	5
Risk-free interest rate	3.38%	0.42%

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of August 31, 2022 the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 10% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.

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

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage

Common Stock	Calum Hughes, Chief Executive Officer and Director	20,490,028	21.8%
Common Stock	Paul Bullock, Chief Operating Officer and Director (2)	9,967,969	10.6%
Common Stock	Jim Smeeding, Director (3)	691,667	0.7%
Common Stock	Oceanus Contracting Ltd (2).	9,114,652	9.7%
Common Stock	Ryan Maarschalk, Chief Financial Officer (4)	1,019,898	1.0%
Common Stock	0994091 BC, Ltd. (2)	862,317	1.0%
Common Stock	Santiago Ribero (5)	600,000	0.6%
Common Stock	All officers and directors (5 persons)	31,178,562	32.5%

70

_______________

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

(3)	Mr. Smeeding holds 600,000 shares pursuant to options and an additional 91,667 shares are held by Adjudicate LLC, a company beneficially owned by Mr. Smeeding.
(4)	Mr. Maarschalk holds 600,000 shares pursuant to options and an additional 419,898 shares are held by Maarschalk Capital, Inc., a company beneficially owned by Mr. Maarschalk.
(5)	Mr. Santiago holds 600,000 shares pursuant to options.

Holders of Common Stock

As of August 31, 2022, there were approximately 130 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date. Based on reports we have reviewed relative to such holders, we currently have at least 3,062 beneficial stockholders.

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

	August 31, 2022	August 31, 2021
Consulting fees and benefits	$369,079	$391,850

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

	August 31, 2022	August 31, 2021
CEO and Director	$(80,892)	$(65,254)
COO and Director	(143,816)	(76,574)
An entity controlled by the CFO	(46,387)	(34,665)
An entity controlled by a director	(60,677)	-
Director	(52,500)	-
	$(384,272)	$(176,483)

As of August 31, 2022, the Company had $384,272 (August 31, 2021 - $247,520) payable to related parties for fees or expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended August 31, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $224,705.

Audit-Related Fees

$14,000 was billed in the fiscal year ended August 31, 2022 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

Tax Fees

$6,922 was billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the year ended August 31, 2022.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending August 31, 2022. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

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
10.1

Reorganization Agreement among Allied Corp., Pacific Capital Investment Group, Inc., SECFAC Exchange Corp., AM (Advanced Micro) Biosciences, Inc. and shareholders of AM (Advanced Micro) Biosciences, Inc. Dated as of July 25, 2019 and as amended effective August 27, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filing on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019)

10.2

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd. between the Company and 1185710 B.C. Ltd. Dated November 6, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.3

Share Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Maryls Wolfe and Grant Wolfe dated May 24, 2019. (incorporated by reference to Exhibit 10.3 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.4

Escrow Agreement between AM (Advanced Micro) Biosciences, Inc., and Maryls Wolfe dated May 31, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.5

Xtreme Cubes - Purchase Proposal dated May 14, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.6

Vitalis Extraction Technology Sales Order dated August 30, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.7

Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and 1150641 BC Ltd., doing business as Activated Nano, dated May 22, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.8

Asset Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Clifford Wade Lackie and Robin Dale Lackie for Bud’s Naturals dated February 13, 2019 (incorporated by reference to Exhibit 10.8 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.9

Consulting Agreement between AM (Advanced Micro) Biosciences, Inc. and John Saric dated May 31, 2019 (incorporated by reference to Exhibit 10.9 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2019)

10.10

Convertible Promissory Note issued to CA Indosuez (Switzerland) S.A. January 23, 2020 (incorporated by reference to Exhibit 10.10 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

73

10.11

Series A Warrant issued to CA Indosuez (Switzerland) S.A. January 23, 2020 (incorporated by reference to Exhibit 10.11 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.12

Security Agreement dated as of January 23, 2020 between the Company and CA Indosuez (Switzerland) S.A. (incorporated by reference to Exhibit 10.12 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.13

Convertible Promissory Note issued to Parkward Holding Ltd. January 23, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.14

Series A Warrant issued to Parkward Holding Ltd. January 23, 2020 (incorporated by reference to Exhibit 10.14 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.15

Security Agreement dated as of January 23, 2020 between the Company and Parkward Holding Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.16

Convertible Promissory Note issued to Allied Special Opportunities Limited February 25, 2020 (incorporated by reference to Exhibit 10.16 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.17

Series A Warrant issued to Allied Special Opportunities Limited February 25, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.18

Security Agreement dated as of January 23, 2020 between the Company and Allied Special Opportunities Lit.. (incorporated by reference to Exhibit 10.18 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.18

Loan and Security Agreement dated May 14, 2020 between the Company and SLCI1, LLC. (incorporated by reference to Exhibit 10.19 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.19

Promissory Note issued May 14, 2020 from the Company to SLCI1, LLC. (incorporated by reference to Exhibit 10.20 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

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

74

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

10.36	Convertible Promissory Note issued to Steve Moses on March 26, 2021.
10.37	Convertible Promissory Note issued to Tulip Enterprises LLC on March 26, 2021.
10.38	Convertible Promissory Note issued to Tulip Enterprises LLC on April 21, 2021.
10.39	Convertible Promissory Note issued to Steve Moses on April 30, 2021
10.40	Convertible Promissory Note issued to Tulip Enterprises LLC on July 25, 2021.
10.41	Convertible Promissory Note issued to Steve Moses on July 25, 2021.
10.42	Convertible Promissory Note issued to Tulip Enterprises LLC on October 1, 2021.
10.43	Convertible Promissory Note issued to Tulip Enterprises LLC on October 25, 2021.
10.44	Convertible Promissory Note issued to Tulip Enterprises LLC on December 23, 2021.
10.45	Convertible Promissory Note issued to Steve Moses on December 23, 2021.
10.46	Convertible Promissory Note issued to Tulip Enterprises LLC on January 11, 2022.
10.47	Convertible Promissory Note issued to Tulip Enterprises LLC on January 31, 2022.
10.48	Convertible Promissory Note issued to 0994091 BC Ltd. on March 29, 2022.
10.49	Convertible Promissory Note issued to Mulsane Ltd. on June 16, 2022.
10.50	Form of Amendment for all outstanding convertible promissory notes September 30, 2022.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

December__, 2022	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

December__, 2022	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December __, 2022	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: December __, 2022	/s/ Paul Bullock
Paul Bullock, Director

Date: December __, 2022	/s/ Jim Smeeding
Jim Smeeding, Director

76