Form 10-Q
period 2022-11-30
Allied Corp.
filed 2023-01-24
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

______________________________________________________________

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

As of January 23, 2023, there were 97,038,154 shares of common stock issued and outstanding.

Tables of Contents

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at November 30, 2022 (unaudited) and August 31, 2022	4

Condensed consolidated interim statements of operations and comprehensive loss for the three months ended November 30, 2022 and 2021 (unaudited)	5

Condensed consolidated interim statements of stockholders’ deficit for the three months ended November 30, 2022 and 2021 (unaudited)	6-7

Condensed consolidated interim statements of cash flows for the three months ended November 30, 2022 and 2021 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	November 30, 2022	August 31, 2022
	(Unaudited)

Assets
Current assets
Cash	$117,670	$96,043
Inventory (Note 3)	1,188,963	998,988
Other receivables	102,153	121,428
Prepaid expenses	24,655	25,187
Total current assets	1,433,441	1,241,646

Deposits and advances (Note 4)	2,854,155	2,869,825
Right-of-use assets (Note 7)	168,128	189,325
Property, plant and equipment (Note 5)	1,397,466	1,444,038
Intangible assets (Note 6)	40,959	44,773
Total assets	$5,894,149	$5,789,607

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,744,900	$1,607,862
Due to related parties (Note 12)	369,640	384,272
Current portion of lease liabilities (Note 7)	23,515	24,725
Loans payable (Note 8)	1,673,577	1,555,654
Secured convertible notes payable (Note 9)	3,434,891	3,334,891
Total current liabilities	7,246,523	6,907,404

Lease liabilities, net of current portion (Note 7)	144,613	164,600
Total liabilities	$7,391,136	$7,072,004

Stockholders’ deficit
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 97,038,154 shares issued and outstanding (93,967,594 – par value $0.0001 – August 31, 2022)	9,704	9,397
Additional paid in capital	35,787,734	33,999,090
Common stock issuable	-	540,000
Accumulated deficit	(36,242,206)	(34,932,665)
Accumulated other comprehensive loss	(1,052,219)	(898,219)

Total stockholders’ deficit	(1,496,987)	(1,282,397)
Total liabilities and stockholders’ deficit	$5,894,149	$5,789,607

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2022	For the Three Months Ended November 30, 2021
Revenues
Sales	$69,625	$19,178
Cost of sales (Note 3)	(25,958)	(262,917)
Gross margin	43,667	(243,739)

Expenses
Amortization	26,160	13,299
Consulting fees (Note 10 and 11)	846,657	8,948,948
Foreign exchange (gain) loss	(3,230)	143
Interest expense and bank charges	118,742	114,409
Office and miscellaneous	70,006	302,290
Professional fees	177,190	243,788
Travel	7,441	12,700
Operating expenses	1,242,966	9,635,577
Loss before other items	(1,199,299)	(9,879,316)
Other expenses
Accretion	-	(132,033)
Interest expense	(83,199)	(56,732)
Loss on debt extinguishment	(27,043)	-
Total other expenses	(110,242)	(188,765)
Net loss	(1,309,541)	(10,068,081)

Other comprehensive loss
Foreign currency translation adjustments	(154,000)	(51,041)
Comprehensive loss	$(1,463,541)	$(10,119,122)

Basic and diluted loss per share	$(0.01)	$(0.11)

Weighted average number of common shares outstanding	96,027,047	88,784,911

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

									Accumulated
	Common stock		Treasury stock		Additional		Stock		other
	Number of		Number of		paid in	Stock	subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	capital	issuable	receivable	deficit	loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	-	7,957,316
Shares issued for cash	4,566,389	456	-	-	3,426,404	(873,735)	(250,000)	-	-	2,303,125
Share issuance costs	-	-	-	-	(253,390)	-	-	-	-	(253,390)
Shares subscribed	-	-	-	-	-	85,126	-	-	-	85,126
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	-	6,000
Shares issued in error not yet cancelled	634,667	64	-	-	(64)	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	80,247	-	-	-	-	80,247
Stock-based compensation	-	-	-	-	531,255	-	-	-	-	531,255
Comprehensive loss for the period	-	-	-	-	-	-	-	(10,068,081)	(51,041)	(10,119,122)

Balance, November 30, 2021	92,141,093	9,214	-	-	29,967,303	141,376	(250,000)	(29,461,893)	(665,914)	(259,914)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

						Accumulated
	Common stock		Additional			other
	Number of		paid in	Stock	Accumulated	comprehensive
	shares	Amount	capital	issuable	deficit	loss	Total

Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)

Shares issued for cash	2,925,000	292	1,169,708	(540,000)	-	-	630,000
Share issuance costs	-	-	(12,792)	-	-	-	(12,792)
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	545,171	-	-	-	545,171
Comprehensive loss for the period	-	-	-	-	(1,309,541)	(154,000)	(1,463,541)

Balance, November 30, 2022	97,038,154	9,704	35,787,734	-	(36,242,206)	(1,502,219)	(1,496,987)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2022	For the Three Months Ended November 30, 2021
Cash provided by (used in):

Operating activities
Net loss for the period	$(1,309,541)	$(10,068,081)
Adjustment to net loss for the period for non-cash items
Accretion	-	132,033
Accrued interest	201,122	36,732
Amortization	26,160	13,299
Inventory write-down to net realizable value	-	252,639
Loss on debt extinguishment	27,043	-
Stock-based compensation - consulting services	-	3,531,266
Stock-based compensation - bonus shares	-	4,585,425
Stock-based compensation - options	545,171	531,255
Changes in non-cash working capital balance:
Decrease (increase) in other receivables	7,369	48,315
Decrease (increase) in prepaid expenses	532	(102,998)
Decrease in deposits and advances	10,675	-
Increase (decrease) in accounts payable and accrued liabilities	142,028	(403,745)
Increase (decrease) in due to related parties	15,368	(234)
Increase in inventory	(261,783)	(271,859)
	(595,856)	(1,715,953)
Investing activities
Purchase of property, plant, and equipment	(66,210)	(375,413)
	(66,210)	(375,413)
Financing activities
Proceeds of convertible notes payable	100,000	200,000
Repayment of loans payable	-	(342,750)
Proceeds from the issuance of common stock	617,208	2,140,861
	717,208	1,998,111

Increase (decrease) in cash	55,142	(93,255)
Effect of exchange rate on changes of cash	(33,515)	(51,041)
Cash, beginning of period	96,043	419,825
Cash, end of period	$117,670	$275,529

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	147,839
Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at November 30, 2022, Allied Colombia has a licensed cannabis farm in Colombia.

b) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2022 of $1,309,541, has generated minimal revenue and as at November 30, 2022 has a working capital deficit of $5,813,082. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2022, and the results of its operations for the three months ended November 30, 2022, and cash flows for the three months ended November 30, 2022. The results of operations for the period ended November 30, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2022 and August 31, 2022.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

j) Advertising costs

Advertising costs are expensed as incurred. During the three months ended November 30, 2022, the Company incurred advertising costs of $3,026 (November 30, 2021 – $258,683) which was included as a part of office and miscellaneous expense.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

r) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features. On September 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method and reviewed and calculated the impact on the outstanding financial instruments as of this adoption date concluding there was no impact.

s) Reverse Acquisitions

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

t) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2022, are of significance or potential significance to the Company.

3. Inventory

Inventory is comprised of the following items:

	November 30, 2022	August 31, 2022

Work in progress	$258,666	$326,556
Finished goods	592,838	383,459
Inventory in transit	337,459	288,973
Total inventory	$1,188,963	$998,988

The costs of inventory include but are not limited to labor, utilities, nutrition and irrigation, overhead and the depreciation of manufacturing equipment and production facilities, and amortization of licenses determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and rent of grow facility. The Company began production in Colombia in late 2020, when the Company obtained approval for its strains of products. During the current period, certain costs were determined based on the actual usage of production space as compared to the normal predetermined operational production of the facility based on capacity as the Company gradually started to grow products and prepared the facility ready. Management determined that during the current period, the Company was operating at 57% of predesigned capacity and as a result 57% of rent, amortization expenses, and certain overhead costs are included in costs of inventory.

During the current period, the Company recorded a $nil (August 30, 2022 - $31,737) write-off of inventory costs for products purchased for resale to reduce inventory to its net realizable value of $1,188,963 (August 30, 2022 - $998,988).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

4. Deposits and advances

	November 30, 2022	August 31, 2022

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,656,695
b) Deposit towards a license acquisition	150,000	150,000
c) Prepayments for construction facility in Colombia	47,460	63,130
Total deposits and advances	$2,854,155	$2,869,825

a)

In 2019, the Company entered to a modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At November 30, 2022, Company had deposits of $2,656,695 (August 31, 2022 - $2,656,695) to purchase prefabricated buildings. As of November 30, 2022, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)

At November 30, 2022 and August 31, 2022, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 20(a). At November 30, 2022, the asset purchase has not closed and the amount paid has been recorded as a deposit.

c)	The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at November 30, 2022, the prepayments totaled $47,460.

5. Property, plant and equipment

At November 30, 2022, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2022	$460,648	$1,152,822	$21,348	$27,150	$1,661,968
Additions	30,486	31,909	3,687	128	66,210
Transfer	(90,276)	90,276	-	-	-
Foreign exchange	(36,943)	(45,331)	(1,886)	(2,276)	(86,436)
November 30, 2022	$363,915	$1,229,676	$23,149	$25,002	$1,641,742

Accumulated depreciation
August 31, 2022	$-	$210,899	$4,084	$2,947	$217,930
Additions	-	41,244	705	643	42,592
Foreign exchange	-	(15,621)	(361)	(264)	(16,246)
November 30, 2022	$-	$236,522	$4,428	$3,326	$244,276

Net book value
August 31, 2022	$460,648	$941,923	$17,264	$24,203	$1,444,038
November 30, 2022	$363,915	$993,154	$18,721	$21,676	$1,397,466

As of November 30, 2022 and August 31, 2022, the construction in process has not been in use.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

6. Intangible assets

At November 30, 2022, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	November 30, 2022 Net carrying value $	August 31, 2022 Net carrying value $
Cannabis licenses	5,447,445	(470,434)	(1,134,385)	(3,801,667)	40,959	44,773

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

During the three months ended November 30, 2022, the Company recorded amortization of $2,951 (COP 13,860,163) (2021 - $1,436 (5,499,837 COP)).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At November 30, 2022, the Company did not have any finance leases.

At November 30, 2022, the weighted average remaining operating lease term was 6 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

Operating lease cost:	$
Amortization of right-of-use assets		5,500
Interest on lease liabilities		6,618
Total operating lease cost		12,118

The following table provides supplemental cash flow and other information related to leases for the three months ended November 30, 2022:

$
Lease payments		12,118

Supplemental balance sheet information related to leases as of November 30, 2022 are as below:

	$
Cost		282,273
Accumulated amortization		(36,641)
Foreign exchange		(77,504)
Net carrying value at November 30, 2022		168,128

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

Future minimum lease payments related to lease obligations are as follows:

	$
2023		35,371
2024		47,161
2025		47,161
2026		45,096
2027		22,374
2028		22,374
2029		22,374
2030		11,186
Total minimum lease payments		253,097
Less: amount of lease payments representing effects of discounting		(84,969)
Present value of future minimum lease payments		168,128
Less: current obligations under leases		(23,515)
Lease liabilities, net of current portion		144,613

8. Loans payable

a)

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the three months ended November 30, 2022, the Company paid interest in the amount of $nil (2021 - $112,839). As of November 30, 2022, the Company has missed five monthly payments and the balance owing is $1,404,129 (August 31, 2022 - $1,291,290).

b)

On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company will make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the three months ended November 30, 2022, the Company paid interest in the amount of $nil (2021 - $nil). As of November 30, 2022, the Company has missed nine monthly payments and the balance owing is $269,448 (August 31, 2022 - $264,364).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion features and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

During the three months ended November 30, 2022, the Company made interest payment of $nil (2021 - $20,000). As at November 30, 2022, the Company has recorded accrued interest of $20,438, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

As at November 30, 2022, the Company has recorded accrued interest of $28,785, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $7,883, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $17,636, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $119,671, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

f) On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

i. First Modification:

On October 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $50,082, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $3,028, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $16,767, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $15,863, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $28,504, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

k) On July 25, 2021, the Company issued a convertible note with a face value of $35,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $4,708, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

l) On July 25, 2021, the Company issued a convertible note with a face value of $15,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

As at November 30, 2022, the Company has recorded accrued interest of $2,018, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $11,617, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

As at November 30, 2022, the Company has recorded accrued interest of $10,959, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

o) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification.

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

As at November 30, 2022, the Company has recorded accrued interest of $9,370, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

p) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification.

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

As at November 30, 2022, the Company has recorded accrued interest of $9,370, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

q) On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification.

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

As at November 30, 2022, the Company has recorded accrued interest of $13,274, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On July 10, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

r) On January 31, 2022, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 31, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 31, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification.

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

As at November 30, 2022, the Company has recorded accrued interest of $8,301, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On July 31, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

s) On March 29, 2022, the Company issued a convertible note with a face value of $500,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 30, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at November 30, 2022, the Company has recorded accrued interest of $33,699, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

t) On June 16, 2022, the Company issued a convertible note with a face value of $250,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after December 16, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to December 16, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2022, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at November 30, 2022, the Company has recorded accrued interest of $11,438, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. Subsequently, on December 16, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

u) On November 28, 2022, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 30, 2023. The Note is convertible into shares of the Company’s common stock at any time prior to June 30, 2023 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

As at November 30, 2022, the Company has recorded accrued interest of $55, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

10. Equity

During the three months ended November 30, 2021:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $2,447,925 on issuance date from treasury to the CFO and COO (Note 12) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which was expensed as consulting fees.

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

On November 30, 2021, the Company issued 8,268 shares as consideration for extending the maturity date of a convertible note (Note 9 b)(i).

During the three months ended November 30, 2021, the Company issued 634,667 common shares to certain investors for no consideration by error. The Company is in the process of cancelling the shares.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

At November 30, 2021, the Company had received $141,376 in cash for shares subscriptions and had subscriptions receivable of $250,000 for shares issued.

During the three months ended November 30, 2022:

On September 21, 2022, the Company issued 1,350,000 shares of common stock at $0.40 per share for $540,000 subscriptions received during the year ended August 31, 2022.

On October 7, 2022, the Company issued 1,575,000 shares of common stock at $0.40 per share for proceeds of $630,000. In connection with the financing, the Company incurred finder’s fee of $10,000 and share issuance costs of $2,792.

On October 7, 2022, the Company issued 75,000 shares of common stock with a fair value of $44,606 to settle related party accounts payable of $30,000, resulting in a loss on settlement of $14,606.

On October 7, 2022, the Company issued 70,560 shares of common stock with a fair value of $41,966 to settle $29,529 in debt, resulting in a loss on settlement of $12,437.

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

	November 30, 2022	November 30, 2021

Consulting fees and benefits	$97,041	$91,986

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

	November 30, 2022	August 31, 2022

CEO and Director	$78,817	$80,892
COO and Director	147,177	143,816
An entity controlled by the CFO	39,456	46,387
An entity controlled by a Director	44,690	60,677
Director	59,500	52,500
	$369,640	$384,272

As of November 30, 2022, the Company had $369,640 (August 31, 2022 - $384,272) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

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

November 30, 2022
Balance in Canadian dollars:
Cash and cash equivalents	$20,119
Accounts receivable	5,088
Accounts payable and accrued liabilities	(759,049)
Net exposure	(733,842)
Balance in US dollars:	$(543,264)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $54,326 for the three months ended November 30, 2022 (August 31, 2022 – $53,595).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

November 30, 2022
Balance in Colombian Pesos:
Cash and cash equivalents	$497,503,203
Other receivables	464,905,150
Accounts payable and accrued liabilities	(3,507,701,444)
Net exposure	(2,545,290,091)
Balance in US dollars:	$(527,303)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $52,730 for the three months ended November 30, 2022 (August 31, 2022 - $49,281).

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

14. Commitments

a) As of November 30, 2022, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) The Company has entered into leases for farm land in Colombia. See Note 7 for details.

15. Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2022	7,704,135	1.25

Expired	(669,513)	1.25
Balance, November 30, 2022	7,034,622	1.25

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

As at November 30, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023
2,545,999	1.25	October 20, 2023
905,000	1.25	November 6, 2023
36,000	1.25	November 24, 2023
66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
20,000	1.25	March 7, 2024
67,733	1.25	May 27, 2024
7,034,622

16. Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2022	6,000,000	0.44	3.85	144,000
Outstanding, November 30, 2022	6,000,000	0.44	3.60	-
Exercisable, November 30, 2022	3,350,000	0.44	3.44	-

During the three months ended November 30, 2022, the Company expensed stock-based compensation of $545,171 (2021 - $531,255) related to stock options that vested during the period as consulting fees on the consolidated statement of operations. At November 30, 2022, there was $1,337,922 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

17. Non-cash activities

	For the Three Months Ended November 30, 2022	For the Three Months Ended November 30, 2021
Non-cash activities:
Shares issued to settle debt	59,529	-
Shares issued from treasury for services	-	7,957,316
Beneficial conversion feature	-	80,247
Relative fair value of warrants issuable with convertible note	-	120,310

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

Financial statement information by operating segment for the three months ended November 30, 2022 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	3,799	39,868	43,667
Net loss	(1,158,781)	(150,760)	(1,309,541)
Depreciation and amortization	16,621	9,539	26,160
Total assets as of November 30, 2022	3,485,759	2,408,390	5,894,149

Geographic information for the three-month period and as at November 30, 2022 is presented below:

	Gross Margin $	Total Assets $

Canada	3,799	3,485,759
Colombia	39,868	2,408,390
Total	43,667	5,894,149

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2022 (Expressed in US dollars)

19. Subsequent events

a) On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At November 30, 2022, the asset purchase has not been closed and the amount paid has been recorded as a deposit (Note 4 (b)).

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of January 23, 2023, the Company has not issued any consideration under the APA, other than the initial deposit of $150,000. The Company has not received any assets outlined in the APA. The asset purchase has not closed.

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

b) On December 1, 2022, the Company issued a secured convertible notes with a face value of $70,000. The notes bear interest at 10% per annum and is due on demand on or after June 30, 2023. The note is convertible into shares of the Company’s common stock at any time prior to June 30, 2023 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

c) On December 7, 2022, the Company issued a secured convertible notes with a face value of $60,000. The notes bear interest at 10% per annum and is due on demand on or after June 30, 2023. The note is convertible into shares of the Company’s common stock at any time prior to June 30, 2023 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

d) On December 16, 2022, the Company defaulted on a secured convertible note as described in Note 9 t). The Company is in process of amending the maturity dates and exercise prices of these secured convertible notes.

e) Subsequent to the three months ended November 30, 2022, the Company received $150,000 for subscriptions to 750,000 shares at $0.20 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the three months ended November 30, 2022 and 2021.

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

Tables of Contents

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

The unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, the unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2022, and the results of its operations for the three months ended November 30, 2022, and cash flows for the three months ended November 30, 2022. The results of operations for the period ended November 30, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2022 and August 31, 2022.

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

Tables of Contents

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

Tables of Contents

Advertising costs

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

Tables of Contents

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2022 and August 31, 2022 other than cash.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features. On September 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective method and reviewed and calculated the impact on the outstanding financial instruments as of this adoption date concluding there was no impact.

Tables of Contents

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

Tables of Contents

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

Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2022, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2022 of $1,315,436, has generated minimal revenue and as at November 30, 2022 has a working capital deficit of $5,818,977. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months Ended November 30, 2022 compared to the Three Months Ended November 30, 2021

Sales

For the three-month period ended November 30, 2022, we had $69,625 in revenue compared to $19,178 for the three-month period ended November 30, 2021. This reflects an increase in the sale of our cannabis flower products as part of our current plan for growth and revenues.

Gross margin

For the three-month period ended November 30, 2022, the Company had a gross margin of $43,667 compared to a negative gross margin of $243,739 for the three-month period ended November 30, 2021. The negative gross margin was due to an inventory write-off of 252,639 for the three-month period ended November 30, 2021.

Tables of Contents

Expenses

For the three-month period ended November 30, 2022, we had total expenses of $1,239,916, compared to total expenses of $10,048,903 for the three-month period ended November 30, 2021. Of the total expenses for 2022, a total of $1,242,966 (2021 – $9,635,577) was operating expenses and the remainder was non-recurring expenses which included, interest expense of $83,199 (2021 – $56,732), and loss on debt extinguishment of $27,043 (2021 – nil). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Loss

For the three-month period ended November 30, 2022, the Company had a net loss of $1,309,541 compared to a net loss of $10,068,081 for the three-month period ended November 30, 2021. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Three Months Ended November 30, 2022	Three Months Ended November 30, 2021
Cash used in operating activities	$(595,856)	$(1,715,953)
Cash used in investing activities	$(66,210)	$(375,413)
Cash from financing activities	$717,208	$1,998,111
Decrease in cash during the period	$55,142	$(93,255)
Effect of exchange rate change	$(33,515)	$(51,041)
Cash, beginning of period	$96,043	$419,825
Cash, end of period	$117,670	$275,529

As at November 30, 2022, we had working deficit of $5,813,082. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of November 30, 2022, the Company had $1,433,441 in current assets, consisting of $117,670 in cash, $1,188,963 in inventory, $102,153 in other receivables, and $24,655 in prepaid expenses. Other assets mainly include deposits and advances of $2,854,155 (principally related to our building to be located in Nevada), property, plant and equipment of $1,397,466, right-of-use assets of $168,128 and intangible assets of $40,959.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes. The Company has recently entered into an agreement with a broker-dealer to complete a public offering of shares.

Convertible Notes during the Quarter ended November 30, 2021

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

Tables of Contents

Convertible Notes during the Quarter ended November 30, 2022

On November 28, 2022, the Company issued a convertible note with a face value of $100,000. The Note bears interest at 10% per annum and is due on demand after May 28, 2023. The Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

Equity Transactions during the Quarter ended November 30, 2021

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $ 2,447,925 on issuance date from treasury to the CFO and COO and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which was expensed as consulting fees.

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

During the three months ended November 30, 2021, the Company issued 634,667 common shares to certain investors for no consideration by error. As of November 30, 2022, the Company has cancelled 266,667 common shares and is in the process of cancelling the remaining 368,000 common shares.

Equity Transactions during the Quarter ended November 30, 2022

On September 21, 2022, the Company issued 1,350,000 shares of common stock at $0.40 per share for $540,000 subscriptions received during the year ended August 31, 2022.

On October 7, 2022, the Company issued 1,575,000 shares of common stock at $0.40 per share for proceeds of $630,000. In connection with the financing, the Company incurred finder’s fee of $10,000 and share issuance costs of $2,792.

On October 7, 2022, the Company issued 75,000 shares of common stock with a fair value of $44,606 to settle related party accounts payable of $30,000, resulting in a loss on settlement of $14,606.

On October 7, 2022, the Company issued 70,560 shares of common stock with a fair value of $41,966 to settle $29,529 in debt, resulting in a loss on settlement of $12,437.

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

Tables of Contents

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2023. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operating capacity in Colombia, Canada and the United States, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of November 30, 2022 the company had purchased property plant and equipment of $1,397,466 and paid net cash of $2,854,155 in deposits for an asset acquisition. As of August 31, 2022 the company had purchased property plant and equipment of $1,444,038 and paid net cash of $2,869,825 in deposits for an asset acquisition.

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

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building initially intended for the Canada extraction and production facility.

The Company determined to utilize these building assets in connection with our potential United States operations in the State of Nevada upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). In connection with that determination, our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. (“Fiore Subsidiary”). We also entered into a 25 year land lease with the Fiory Subsidiary which we intended to use for this operation.

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

When complete, the building will be a fully scalable, modular building. A portion of the building was delivered to the property on the land lease. In early December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had leased. In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada again the Fiore Subsidiary, the creditor bringing the trustee’s sale and the trustee, seeking injunctive relief to terminate the trustee’s sale or alternatively money damages. The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building. The Trustee’s sale went forward and the successful bidder was the underlying creditor. Subsequently the Company has been amicably working with that bidder to enable return of the building and equipment on the property.

Tables of Contents

The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of$92,000 in March 2020. At November 30, 2022, Company had deposits of $2,656,695 (August 31, 2022 - $2,656,695) to purchase prefabricated buildings. As of November 30, 2022, the building had not yet been fully delivered and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $36,242,206 at November 30, 2022 and a net loss of $1,309,541 for the three months ended November 30, 2022.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of November 30, 2022, our internal control over financial reporting was not effective. Because of limitations in our operations in Colombia there were significant and material adjustments for audits and reviews of financial statements, and most of them are recurring adjustments. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

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

Changes in Internal Control over Financial Reporting.

As a result of accounting issues in Colombia, we have engaged new accounting personnel in Colombia to improve our accounting and controls and procedures in that segment of our operations. There were no other changes in our internal control over financial reporting that occurred during the period from August 31, 2022 through November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building initially intended for the Canada extraction and production facility.

The Company had determined to utilize these building assets in connection with our potential United States operations in the State of Nevada upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). In connection with that determination, our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “ Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. (“Fiore Subsidiary”). We also entered into a 25 year land lease with the Fiory Subsidiary which we intended to use for this operation.

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

When complete, the building will be a fully scalable, modular building. A portion of the building was delivered to the property on the land lease. In early December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had leased. In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada again the Fiore Subsidiary, the creditor bringing the trustee’s sale and the trustee, seeking injunctive relief to terminate the trustee’s sale or alternatively money damages. The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building. The Trustee’s sale went forward and the successful bidder was the underlying creditor. Subsequently the Company has been amicably working with that bidder to enable return of the building and equipment on the property.

We are not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties,

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

Tables of Contents

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2022, the Company issued 1,350,000 shares of common stock at $0.40 per share for $540,000 subscriptions received during the year ended August 31, 2022.

On October 7, 2022, the Company issued 1,575,000 shares of common stock at $0.40 per share for proceeds of $630,000. In connection with the financing, the Company incurred finder’s fee of $10,000 and share issuance costs of $2,792.

On October 7, 2022, the Company issued 75,000 shares of common stock with a fair value of $44,606 to settle related party accounts payable of $30,000, resulting in a loss on settlement of $14,606.

On October 7, 2022, the Company issued 70,560 shares of common stock with a fair value of $41,966 to settle $29,529 in debt, resulting in a loss on settlement of $12,437.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

Tables of Contents

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Corp.
(Registrant)

Date: January 23, 2023	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: January 23, 2023	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

