Form 10-K/A
period 2022-08-31
Allied Corp.
filed 2023-02-08
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended August 31, 2022

000-56002

A(Commission file number)

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

As of December 22, 2022, the Company has not issued any consideration under the APA, other than the initial deposit of $150,000. The Company has not received any assets outlined in the APA. The asset purchase has not closed.

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
10.21

Share Purchase Agreement between Dorson Commercial Corp. and AD (Advanced Micro) Biosciences, Inc. dated August 29, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.22

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated August 3, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.23

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated December 4, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.24

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.25

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated February 20, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.26

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated November 29, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.27

License for Medicolombia Cannabis A.S. from Republic of Columbia, National Narcotics Fund U.A.E., Ministry of Health and Social Protection dated January 13, 2020 (incorporated by reference to Exhibit 10.7 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.28

Settlement and Release Agreement between the Company and Anthony Zelen dated September 17, 2020 (incorporated by reference to Exhibit 10.29 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

74

10.29

Settlement and Release Agreement between the Company and David Weinkauf dated September 21, 2020 (incorporated by reference to Exhibit 10.30 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.30

Settlement and Release Agreement between the Company and Malcolm Davidson dated September 16, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.31

Convertible Promissory Note issued to Sawasawa Inc. September 30, 2020 (incorporated by reference to Exhibit 10.32 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.32

Convertible Promissory Note issued to Sawasawa Inc. November 7, 2020 (incorporated by reference to Exhibit 10.33 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.33

Convertible Promissory Note issued to Sawasawa, Inc. November 30, 2020 (incorporated by reference to Exhibit 10.34 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.34

Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of May 7, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

10.35

Amendment No. 1 to Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of August 17, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

10.36

Convertible Promissory Note issued to Steve Moses on March 26, 2021. (incorporated by reference to Exhibit 10.36 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.37

Convertible Promissory Note issued to Tulip Enterprises LLC on March 26, 2021. (incorporated by reference to Exhibit 10.37 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.38

Convertible Promissory Note issued to Tulip Enterprises LLC on April 21, 2021. (incorporated by reference to Exhibit 10.38 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.39

Convertible Promissory Note issued to Steve Moses on April 30, 2021. (incorporated by reference to Exhibit 10.39 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.40

Convertible Promissory Note issued to Tulip Enterprises LLC on July 25, 2021. (incorporated by reference to Exhibit 10.40 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.41

Convertible Promissory Note issued to Steve Moses on July 25, 2021. (incorporated by reference to Exhibit 10.41 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.42

Convertible Promissory Note issued to Tulip Enterprises LLC on October 1, 2021. (incorporated by reference to Exhibit 10.42 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.43

Convertible Promissory Note issued to Tulip Enterprises LLC on October 25, 2021. (incorporated by reference to Exhibit 10.43 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.44

Convertible Promissory Note issued to Tulip Enterprises LLC on December 23, 2021. (incorporated by reference to Exhibit 10.44 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.45

Convertible Promissory Note issued to Steve Moses on December 23, 2021. (incorporated by reference to Exhibit 10.45 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.46

Convertible Promissory Note issued to Tulip Enterprises LLC on January 11, 2022. (incorporated by reference to Exhibit 10.46 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.47

Convertible Promissory Note issued to Tulip Enterprises LLC on January 31, 2022. (incorporated by reference to Exhibit 10.47 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.48

Convertible Promissory Note issued to 0994091 BC Ltd. on March 29, 2022. (incorporated by reference to Exhibit 10.48 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.49

Convertible Promissory Note issued to Mulsane Ltd. on June 16, 2022. (incorporated by reference to Exhibit 10.49 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

10.50

Form of Amendment for all outstanding convertible promissory notes September 30, 2022. (incorporated by reference to Exhibit 10.50 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)

21	List of Subsidiaries. (incorporated by reference to Exhibit 21 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

February 8, 2023	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

February 8, 2023	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 8, 2023	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: February 8, 2023	/s/ Paul Bullock
Paul Bullock, Director

Date: February 8, 2023	/s/ Jim Smeeding
Jim Smeeding, Director

76