Form 10-K/A
period 2022-08-31
Allied Corp.
filed 2023-03-06
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective.

Evaluation of Controls and Procedures over Financial Reporting

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

Allied Corp.

February 14, 2023	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

February 14, 2023	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2023	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: February 14, 2023	/s/ Paul Bullock
Paul Bullock, Director

Date: February 14, 2023	/s/ Jim Smeeding
Jim Smeeding, Director

76