Form 10-Q
period 2023-02-28
Allied Corp.
filed 2023-04-19
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

__________________________________________________________

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

As of April 19, 2023, there were 97,038,154 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at February 28, 2023 (unaudited) and August 31, 2022.	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended February 28, 2023 and 2022 (unaudited).	5

Condensed consolidated interim statements of stockholders’ deficit for the six months ended February 28, 2023 and 2022 (unaudited).	6-7

Condensed consolidated interim statements of cash flows for the six months ended February 28, 2023 and 2022 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements.	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	February 28, 2023	August 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$164,940	$96,043
Inventory (Note 3)	1,388,926	998,988
Other receivables	127,461	121,428
Prepaid expenses	18,149	25,187
Total current assets	1,699,476	1,241,646

Deposits and advances (Note 4)	2,840,744	2,869,825
Right-of-use assets (Note 7)	161,580	189,325
Property, plant and equipment (Note 5)	1,366,240	1,444,038
Intangible assets (Note 6)	42,196	44,773
Total assets	$6,110,236	$5,789,607

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,024,744	$1,607,862
Due to related parties (Note 11)	467,575	384,272
Current portion of lease liabilities (Note 7)	24,259	24,725
Loans payable (Note 8)	1,791,501	1,555,654
Secured convertible notes payable (Note 9)	3,714,891	3,334,891
Total current liabilities	8,022,970	6,907,404

Lease liabilities, net of current portion (Note 7)	137,321	164,600
Total liabilities	$8,160,291	$7,072,004

Stockholders’ deficit
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 97,038,154 shares issued and outstanding (93,967,594 – par value $0.0001 – August 31, 2022)	9,704	9,397
Additional paid in capital	36,361,809	33,999,090
Common stock issuable	240,952	540,000
Accumulated deficit	(38,306,443)	(34,932,665)
Accumulated other comprehensive loss	(356,077)	(898,219)

Total stockholders’ deficit	(2,050,055)	(1,282,397)
Total liabilities and stockholders’ deficit	$6,110,236	$5,789,607

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022	For the Six Months Ended February 28, 2023	For the Six Months Ended February 28, 2022
Revenues
Sales	$-	$23,378	$69,625	$42,556
Cost of sales (Note 3)	-	(245,836)	(25,958)	(508,753)
Gross margin	-	(222,458)	43,667	(466,197)

Expenses
Amortization	31,269	56,729	57,429	70,028
Consulting fees (Note 10 and 11)	813,878	1,024,464	1,660,535	9,973,412
Foreign exchange (gain) loss	365	(698)	(2,865)	(555)
Interest expense and bank charges	121,304	120,066	240,046	234,475
Office and miscellaneous	887,106	402,623	957,112	704,913
Professional fees	119,906	310,266	297,096	554,054
Research and development	-	12,062	-	12,062
Travel	2,588	3,574	10,029	16,274
Operating expenses	1,976,416	1,929,086	3,219,382	11,564,663
Loss before other items	(1,976,416)	(2,151,544)	(3,175,715)	(12,030,860)
Other expenses
Accretion	-	(112,082)	-	(244,115)
Interest expense	(87,821)	(61,519)	(171,020)	(118,251)
Loss on debt extinguishment	-	-	(27,043)	-
Total other expenses	(87,821)	(173,601)	(198,063)	(362,366)
Net loss	(2,064,237)	(2,325,145)	(3,373,778)	(12,393,226)

Other comprehensive loss
Foreign currency translation adjustments	696,142	(18,709)	542,142	(69,750)
Comprehensive loss	$(1,368,095)	$(2,343,854)	$(2,831,636)	$(12,462,976)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.14)

Weighted average number of common shares outstanding	97,038,154	92,359,427	96,529,807	90,599,466

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

	Common stock		Treasury stock		Additional		Stock		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	subscription receivable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	-	7,957,316
Shares issued for cash	4,566,389	456	-	-	3,426,404	(873,735)	(250,000)	-	-	2,303,125
Share issuance costs	-	-	-	-	(253,390)	-	-	-	-	(253,390)
Shares subscribed	-	-	-	-	-	85,126	-	-	-	85,126
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	-	6,000
Shares issued in error not yet cancelled	634,667	64	-	-	(64)	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	80,247	-	-	-	-	80,247
Stock-based compensation	-	-	-	-	531,255	-	-	-	-	531,255
Comprehensive loss for the period	-	-	-	-	-	-	-	(10,068,081)	(51,041)	(10,119,122)

Balance, November 30, 2021	92,141,093	9,214	-	-	29,967,303	141,376	(250,000)	(29,461,893)	(665,914)	(259,914)
Subscriptions received	-	-	-	-	-	-	250,000	-	-	250,000
Shares issued for stock issuable	188,501	19	-	-	141,357	(141,376)	-	-	-	-
Shares issued for cash	933,601	94	-	-	1,078,107	-	-	-	-	1,078,201
Share issuance costs	-	-	-	-	(81,900)	-	-	-	-	(81,900)
Shares subscribed	-	-	-	-	-	20,800	-	-	-	20,800
Shares issued in error not yet cancelled	93,334	9	-	-	(9)	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	201,200	-	-	-	-	201,200
Stock-based compensation	-	-	-	-	702,683	-	-	-	-	702,683
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,325,145)	(18,709)	(2,343,854)

Balance, February 28, 2022	93,356,529	9,336	-	-	32,008,741	20,800	-	(31,787,038)	(684,623)	(432,784)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

	Common stock		Additional			Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)

Shares issued for cash	2,925,000	292	1,169,708	(540,000)	-	-	630,000
Share issuance costs	-	-	(12,792)	-	-	-	(12,792)
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	545,171	-	-	-	545,171
Comprehensive loss for the period	-	-	-	-	(1,309,541)	(154,000)	(1,463,541)

Balance, November 30, 2022	97,038,154	9,704	35,787,734	-	(36,242,206)	(1,052,219)	(1,496,987)
Shares subscribed	-	-	-	240,952	-	-	240,952
Stock-based compensation	-	-	574,075	-	-	-	574,075
Comprehensive loss for the period	-	-	-	-	(2,064,237)	696,142	(1,368,095)

Balance, February 28, 2023	97,038,154	9,704	36,361,809	240,952	(38,306,443)	(356,077)	(2,050,055)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Six Months Ended February 28, 2023	For the Six Months Ended February 28, 2022
Cash provided by (used in):

Operating activities
Net loss for the period	$(3,373,778)	$(12,393,226)
Adjustment to net loss for the period for non-cash items
Accretion	-	244,115
Accrued interest	406,867	102,065
Amortization	57,429	70,028
Inventory write-down to net realizable value	-	471,549
Loss on debt extinguishment	27,043	-
Stock-based compensation - consulting services	-	3,584,392
Stock-based compensation - bonus shares	-	4,585,425
Stock-based compensation - options	1,119,246	1,233,938
Changes in non-cash working capital balance:
Decrease (increase) in other receivables	85,993	49,024
Decrease (increase) in prepaid expenses	7,038	(68,240)
Decrease in deposits and advances	24,086	233,496
Increase (decrease) in accounts payable and accrued liabilities	266,810	(55,966)
Increase (decrease) in due to related parties	113,303	-
Increase in inventory	(459,605)	(506,799)
	(1,725,568)	(2,450,199)
Investing activities
Purchase of intangible assets	(3,964)	(10,008)
Purchase of property, plant, and equipment	(80,858)	(972,947)
	(84,822)	(982,955)
Financing activities
Proceeds of convertible notes payable	380,000	650,000
Repayment of loans payable	-	(387,750)
Proceeds from the issuance of common stock	617,208	3,407,961
Proceeds from subscriptions received	240,952	-
	1,238,160	3,670,211

Increase (decrease) in cash	(575,230)	237,057
Effect of exchange rate on changes of cash	641,127	(38,270)
Cash, beginning of period	96,043	419,825
Cash, end of period	$164,940	$618,612

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	264,493
Non-cash activities: See Note 18

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

1.Nature of operations, reverse take-over transaction and going concern

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at February 28, 2023, Allied Colombia has a licensed cannabis farm in Colombia.

b) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 28, 2023 of $3,373,778, has generated minimal revenue and as at February 28, 2023 has a working capital deficit of $6,323,494. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2023, and the results of its operations for the six months ended February 28, 2023, and cash flows for the six months ended February 28, 2023. The results of operations for the period ended February 28, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 28, 2023 and August 31, 2022.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

j) Advertising costs

Advertising costs are expensed as incurred. During the six months ended February 28, 2023, the Company incurred advertising costs of $4,913 (February 28, 2022– $301,449) which was included as a part of office and miscellaneous expense.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

t) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 28, 2023, are of significance or potential significance to the Company.

3. Inventory

Inventory is comprised of the following items:

	February 28, 2023	August 31, 2022

Work in progress	$274,243	$326,556
Finished goods	779,286	383,459
Inventory in transit	335,397	288,973
Total inventory	$1,388,926	$998,988

The costs of inventory include but are not limited to labor, utilities, nutrition and irrigation, overhead and the depreciation of manufacturing equipment and production facilities, and amortization of licenses determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and rent of grow facility. The Company began production in Colombia in late 2020, when the Company obtained approval for its strains of products. During the current period, certain costs were determined based on the actual usage of production space as compared to the normal predetermined operational production of the facility based on capacity as the Company gradually started to grow products and prepared the facility ready. During the current period, the Company recorded $174,376 of rent, amortization expenses, and certain overhead costs to the costs of inventory.

During the current period, the Company recorded a $nil (August 30, 2022 - $31,737) write-off of inventory costs for products purchased for resale to reduce inventory to its net realizable value of $1,188,963 (August 30, 2022 - $998,988).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

4. Deposits and advances

	February 28, 2023	August 31, 2022

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,656,695
b) Deposit towards a license acquisition	150,000	150,000
c) Prepayments for construction facility in Colombia	34,049	63,130
Total deposits and advances	$2,840,744	$2,869,825

a) In 2019, the Company entered to a modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At February 28, 2023, Company had deposits of $2,656,695 (August 31, 2022 - $2,656,695) to purchase prefabricated buildings. As of February 28, 2023, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b) At February 28, 2023 and August 31, 2022, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 20(a). At February 28, 2023, the asset purchase has not closed and the amount paid has been recorded as a deposit.

c) The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at February 28, 2023, the prepayments totaled $34,049.

5. Property, plant and equipment

At February 28, 2023, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2022	$460,648	$1,152,822	$21,348	$27,150	$1,661,968
Additions	30,270	44,591	5,870	127	80,858
Transfer	(89,638)	89,638	-	-	-
Foreign exchange	(39,588)	(48,401)	(2,059)	(2,428)	(92,476)
February 28, 2023	$361,692	$1,238,650	$25,159	$24,849	$1,650,350

Accumulated depreciation
August 31, 2022	$-	$210,899	$4,084	$2,947	$217,930
Additions	-	81,410	1,417	1,263	84,090
Foreign exchange	-	(17,212)	(402)	(296)	(17,910)
February 28, 2023	$-	$275,097	$5,099	$3,914	$284,110

Net book value
August 31, 2022	$460,648	$941,923	$17,264	$24,203	$1,444,038
February 28, 2023	$361,692	$963,553	$20,060	$20,935	$1,366,240

As of February 28, 2023 and August 31, 2022, the construction in process has not been in use.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

6. Intangible assets

At February 28, 2023, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	February 28, 2023 Net carrying value $	August 31, 2022 Net carrying value $
Cannabis licenses	5,451,409	(470,429)	(1,137,117)	(3,801,667)	42,196	44,773

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

During the six months ended February 28, 2023, the Company acquired $3,964 (COP 19,254,199) (2022 - $10,008 (COP 39,014,526)) of licenses and recorded amortization of $5,683 (COP 26,881,413) (2022 - $1,861 (COP 3,938,776)).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term.  ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At February 28, 2023, the Company did not have any finance leases.

At February 28, 2023, the weighted average remaining operating lease term was 6 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	11,129
Interest on lease liabilities	12,934

Total operating lease cost	24,063

The following table provides supplemental cash flow and other information related to leases for the six months ended February 28, 2023:

$

Lease payments	24,063

Supplemental balance sheet information related to leases as of February 28, 2023 are as below:

$

Cost	282,273
Accumulated amortization	(42,270)
Foreign exchange	(78,423)

Net carrying value at February 28, 2023	161,580

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

Future minimum lease payments related to lease obligations are as follows:

$

2023	23,487
2024	46,873
2025	46,873
2026	44,820
2027	22,237
2028	22,237
2029	22,237
2030	11,118

Total minimum lease payments	239,832

Less: amount of lease payments representing effects of discounting	(78,252)

Present value of future minimum lease payments	161,580

Less: current obligations under leases	(24,259)

Lease liabilities, net of current portion	137,321

8. Loans payable

a) In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the six months ended February 28, 2023, the Company paid interest in the amount of $nil (2022 - $225,679). As of February 28, 2023, the Company has missed eight monthly payments and the balance owing is $1,516,969 (August 31, 2022 - $1,291,290).

b) On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company will make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the six months ended February 28, 2023, the Company paid interest in the amount of $nil (2022 - $3,814). As of February 28, 2023, the Company has missed twelve monthly payments and the balance owing is $274,532 (August 31, 2022 - $264,364).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion features and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

During the six months ended February 28, 2023, the Company made interest payment of $nil (2021 - $20,000). As at February 28, 2023, the Company has recorded accrued interest of $30,302, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $400,000 (August 31, 2022- $400,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

As at February 28, 2023, the Company has recorded accrued interest of $30,347, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $63,341 (August 31, 2022 - $63,341).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $8,810, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $37,613 (August 31, 2022 - $37,613).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $19,754, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $85,937 (August 31, 2022 - $85,937).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $134,465, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $600,000 (August 31, 2022 - $600,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

f) On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of 1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

i. First Modification:

On October 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bears simple interest at 10% per annum. The maturity date of the convertible note was amended to due on demand on or before March 31, 2022 for no additional consideration.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $57,479, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $300,000 (August 31, 2022 - $300,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $3,472, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $18,000 (August 31, 2022 - $18,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $19,233, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $18,329, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $32,942, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $180,000 (August 31, 2022 - $180,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $5,571, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $35,000 (August 31, 2022 - $35,000).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

As at February 28, 2023, the Company has recorded accrued interest of $2,388, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $15,000 (August 31, 2022 - $15,000).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $14,082, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

As at February 28, 2023, the Company has recorded accrued interest of $13,425, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification.

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

As at February 28, 2023, the Company has recorded accrued interest of $11,836, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification.

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

As at February 28, 2023, the Company has recorded accrued interest of $11,836, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification.

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

As at February 28, 2023, the Company has recorded accrued interest of $16,973, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $150,000 (August 31, 2022 - $150,000).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification.

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

As at February 28, 2023, the Company has recorded accrued interest of $10,767, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at February 28, 2023, the Company has recorded accrued interest of $46,028, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $500,000 (August 31, 2022 - $500,000).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 28, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at February 28, 2023, the Company has recorded accrued interest of $17,603, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $250,000 (August 31, 2022 - $250,000).

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

As at February 28, 2023, the Company has recorded accrued interest of $2,575, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $nil).

v) On December 1, 2022, the Company issued a convertible note with a face value of $70,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 30, 2023. The Note is convertible into shares of the Company’s common stock at any time prior to June 30, 2023 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

As at February 28, 2023, the Company has recorded accrued interest of $1,707, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $70,000 (August 31, 2022 - $nil).

w) On December 7, 2022, the Company issued a convertible note with a face value of $60,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 30, 2023. The Note is convertible into shares of the Company’s common stock at any time prior to June 30, 2023 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

As at February 28, 2023, the Company has recorded accrued interest of $1,364, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 28, 2023, the outstanding principal owing is $60,000 (August 31, 2022 - $nil).

x) On February 28, 2023, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after April 30, 2023. The Note is convertible into shares of the Company’s common stock at any time prior to April 30, 2023 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

As of February 28, 2023, the outstanding principal owing is $150,000 (August 31, 2022 - $nil).

10. Equity

During the six months ended February 28, 2022:

On September 2, 2021, the Company issued 2,175,933 common shares at fair value of $2,447,925 on issuance date from treasury to the CFO and COO (Note 12) and 1,900,000 common shares at fair value of $2,137,500 to certain employees of the Company as bonuses for past services, which was expensed as consulting fees.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $159,374 was expensed during the six months ended February 28, 2022. As at November 30, 2021, $53,126 was deferred compensation included in prepaid expenses on the consolidated balance sheet.

On October 20, 2021, the Company issued 3,853,121 units at $0.75 per unit for proceeds of $2,889,841, of which $865,467 was received during the year ended August 31, 2021, and $250,000 was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

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

On February 10, 2022, the Company issued 33,334 units at $0.75 per unit for proceeds of $25,000. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of .

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

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

At February 28, 2022, the Company had received $20,800 in cash for shares subscriptions. In connection with the financing, the Company incurred finders’ fee of $2,000.

During the six months ended February 28, 2023:

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

At February 28, 2023, the Company had received $240,952 in cash for shares subscriptions.

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

	February 28, 2023	February 28, 2022

Consulting fees and benefits	$195,231	$178,947

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

	February 28, 2023	August 31, 2022
CEO and Director	$106,955	$80,892
COO and Director	170,371	143,816
An entity controlled by the CFO	60,559	46,387
An entity controlled by a Director	59,690	60,677
Director	70,000	52,500
	$467,575	$384,272

As of February 28, 2023, the Company had $467,575 (August 31, 2022 - $384,272) payable to related parties for expenses incurred or expensed paid on behalf of the Company by the parties.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

February 28, 2023
Balance in Canadian dollars:
Cash and cash equivalents	$26,547
Accounts receivable	5,127
Accounts payable and accrued liabilities	(769,347)
Net exposure	(737,674)
Balance in US dollars:	$(542,048)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $54,205 for the six months ended February 28, 2023 (August 31, 2022 – $53,595).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

February 28, 2023
Balance in Colombian Pesos:
Cash and cash equivalents	$684,128,157
Other receivables	139,323,503
Accounts payable and accrued liabilities	(4,158,486,022)
Net exposure	(3,335,034,362)
Balance in US dollars:	$(686,690)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $68,669 for the six months ended February 28, 2023 (August 31, 2022 - $49,281).

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

14. Commitments

a) As of February 28, 2023, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) The Company has entered into leases for farm land in Colombia. See Note 7 for details.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

15. Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2022	7,704,135	1.25

Expired	(669,513)	1.25
Balance, February 28, 2023	7,034,622	1.25

As at February 28, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023
2,545,999	1.25	October 20, 2023
905,000	1.25	November 6, 2023
36,000	1.25	November 24, 2023
66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
20,000	1.25	March 7, 2024
67,733	1.25	May 27, 2024
7,034,622

16. Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2022	6,000,000	0.44	3.85	144,000

Outstanding, February 28, 2023	6,000,000	0.26	3.36	364,600
Exercisable, February 28, 2023	4,633,333	0.26	3.12	274,000

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

In January 2023, the Company modified the exercise prices for previously granted and unexercised options. The options held by current consultants and ambassadors were repriced to $0.22 per share and the options held by current directors and officers were repriced to $0.25 per share. There was no other modification to the vesting schedule of the previously issued options. As a result, 4,900,000 unexercised options originally granted to purchase common stock at prices ranging from $0.75 to $0.825 per share were repriced.

The repricing was treated as a modification of the original awards and the additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date was calculated. The repricing resulted in incremental stock-based compensation expense of $80,739. Expense related to vested shares was expensed on the repricing date and expense related to unvested shares will be amortized over the remaining vesting period.

During the six months ended February 28, 2023, the Company expensed stock-based compensation of $1,119,246 (2022 - $1,233,938) related to stock options that vested during the period as consulting fees on the consolidated statement of operations. At February 28, 2023, there was $844,586 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

17. Non-cash activities

	For the Six months ended February 28, 2023	For the Six months ended February 28, 2022
Non-cash activities:
Shares issued to settle debt	59,529	-
Shares issued from treasury for services	-	7,957,316
Beneficial conversion feature	-	281,447
Relative fair value of warrants issuable with convertible note	-	120,310

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

Financial statement information by operating segment for the six months ended February 28, 2023 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	3,799	39,868	43,667
Net loss	(2,255,102)	(1,118,676)	(3,373,778)
Depreciation and amortization	33,242	24,187	57,429
Total assets as of February 28, 2023	3,478,613	2,631,623	6,110,236

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 28, 2023 (Expressed in US dollars)

Geographic information for the six-month period and as at February 28, 2023 is presented below:

	Gross Margin $	Total Assets $

Canada	3,799	3,478,613
Colombia	39,868	2,631,623
Total	43,667	6,110,236

19. Subsequent events

a) On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At February 28, 2023, the asset purchase has not been closed and the amount paid has been recorded as a deposit (Note 4 (b)).

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of April 19, 2023, the Company has not issued any consideration under the APA, other than the initial deposit of $150,000. The Company has not received any assets outlined in the APA. The asset purchase has not closed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the six months ended February 28, 2023 and 2022.

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

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2023, and the results of its operations for the six months ended February 28, 2023, and cash flows for the six months ended February 28, 2023. The results of operations for the period ended February 28, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 28, 2023 and August 31, 2022.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 28, 2023 and August 31, 2022 other than cash.

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

Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 28, 2023, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 28, 2023 of $3,215,287, has generated minimal revenue and as at February 28, 2023 has a working capital deficit of $6,217,065. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities and debt financing with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months ended February 28, 2023 compared to the Three Months Ended February 28, 2022

Sales

The Company did not have revenue for the three-month period ended February 28, 2023, compared to $23,378 of revenue for the three-month period ended February 28, 2022.

Gross margin

The Company had a negative gross margin of $222,458 for the three-month period ended February 28, 2022. The negative gross margin was due to an inventory write-off of $218,910 for the three-month period ended November February 28, 2022.

Expenses

For the three-month period ended February 28, 2023, we had total expenses of $2,064,237, compared to total expenses of $2,348,523 for the three-month period ended February 28, 2022. Of the total expenses for 2023, a total of $1,976,416 (2022 – $1,929,086) was operating expenses and the remainder was non-recurring expenses which included, accretion expense of $nil (2022 – $112,082) and interest expense of $87,821 (2022 – $61,519). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Loss

For the three-month period ended February 28, 2023, the Company had a net loss of $2,064,237 compared to a net loss of $2,325,145 for the three-month period ended February 28, 2022. This was principally related to the expenses referenced in the previous paragraph.

Comparison of Unaudited Results for the Six Months ended February 28, 2023 compared to the Six Months Ended February 28, 2022

Sales

For the six-month period ended February 28, 2023, we had $69,625 in revenue compared to $42,556 for the six-month period ended February 28, 2022.

Gross margin

For the six-month period ended February 28, 2023, the Company had a gross margin of $43,667 compared to a negative gross margin of $466,197 for the six-month period ended February 28, 2022. The negative gross margin was due to an inventory write-off of $471,549 for the six-month period ended February 28, 2022.

Expenses

For the six-month period ended February 28, 2023, we had total expenses of $3,443,403, compared to total expenses of $12,435,782 for the six-month period ended February 28, 2022. Of the total expenses for 2023, a total of $3,219,382 (2022 – $11,564,663) was operating expenses and the remainder was non-recurring expenses which included, accretion expense of $nil (2022 – $244,115), interest expense of $171,020 (2022 – $118,251), and loss on debt extinguishment of $27,043 (2022 – nil). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Loss

For the six-month period ended February 28, 2023, the Company had a net loss of $3,373,778 compared to a net loss of $12,393,226 for the six-month period ended February 28, 2022. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Six Months Ended February 28, 2023	Six Months Ended February 28, 2022
Cash used in operating activities	$(1,725,568)	$(2,450,199)
Cash used in investing activities	$(84,822)	$(982,955)
Cash from financing activities	$1,238,160	$3,670,211
Increase (decrease) in cash during the period	$(572,230)	$237,057
Effect of exchange rate change	$641,127	$(38,270)
Cash, beginning of period	$96,043	$419,825
Cash, end of period	$164,940	$618,612

As at February 28, 2023, we had working capital deficit of $6,323,494. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of February 28, 2023, the Company had $1,699,476 in current assets, consisting of $164,940 in cash, $1,388,926 in inventory, $127,461 in other receivables, and $18,149 in prepaid expenses. Other assets mainly include deposits and advances of $2,840,744 (principally related to our building to be located in Nevada), property, plant and equipment of $1,366,240, right-of-use assets of $161,580 and intangible assets of $42,196.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes. The Company has recently entered into an agreement with a broker-dealer to complete a public offering of shares.

Convertible Notes during the Quarter ended February 28, 2022

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

Convertible Notes during the Quarter ended February 28, 2023

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

On December 1, 2022, the Company issued a convertible note with a face value of $70,000. The Note bears interest at 10% per annum and is due on demand after June 30, 2023. The Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

On December 7, 2022, the Company issued a convertible note with a face value of $60,000. The Note bears interest at 10% per annum and is due on demand after June 30, 2023. The Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

On February 28, 2023, the Company issued a convertible note with a face value of $100,000. The Note bears interest at 10% per annum and is due on demand after April 30, 2023. The Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

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

On October 20, 2021, the Company issued 3,853,121 units at $0.75 per unit for proceeds of $2,889,841, of which $865,467 was received during the year ended August 31, 2021, and $250,000 was received during the year ended August 31, 2021. Each unit consists of one common share of the Company and one warrant to purchase the Company’s one common shares at $1.25 for a period of two years.

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

At February 28, 2022, the Company had received $20,800 in cash for shares subscriptions. In connection with the financing, the Company incurred finders’ fee of $2,000.

Equity Transactions during the Quarter ended February 28, 2023

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

At February 28, 2023, the Company had received $240,952 in cash for shares subscriptions.

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

Capital Expenditures

As of February 28, 2023 the company had purchased property plant and equipment of $1,366,240 and paid net cash of $2,840,744 in deposits for an asset acquisition. As of August 31, 2022 the company had purchased property plant and equipment of $1,444,038 and paid net cash of $2,869,825 in deposits for an asset acquisition.

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

Subsequent to the acquisition, the Company changed its plan and determined to utilize these building assets in connection with potential United States operations in the State of Nevada upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”).  In connection with that determination, our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. (“Fiore Subsidiary”). We also entered into a 25 year land lease with the Fiory Subsidiary which we intended to use for this operation.

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

The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At February 28, 2023, Company had deposits of $2,656,695 (August 31, 2022 - $2,656,695) to purchase prefabricated buildings. As of February 28, 2023, the building had not yet been fully delivered and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $38,306,443 at February 28, 2023 and a net loss of $3,373,778 for the six months ended February 28, 2023.

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

Changes in Internal Control over Financial Reporting.

As a result of accounting issues in Colombia, we have engaged new accounting personnel in Colombia to improve our accounting and controls and procedures in that segment of our operations. There were no other changes in our internal control over financial reporting that occurred during the period from August 31, 2022 through February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building initially intended for the Canada extraction and production facility.

The Company had determined to utilize these building assets in connection with potential United States operations in the State of Nevada upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). In connection with that determination, our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “ Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. (“Fiore Subsidiary”). We also entered into a 25 year land lease with the Fiory Subsidiary which we intended to use for this operation.

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

Allied Corp.
(Registrant)

Date: April 19, 2023	By:	/s/Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: April 19, 2023	By:	/s/ Ryan Maarschalk
Ryan Maarschalk Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)

