Form 10-Q
period 2023-05-31
Allied Corp.
filed 2023-08-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of August 11, 2023, there were 96,938,154 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at May 31, 2023 (unaudited) and August 31, 2022	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended May 31, 2023 and 2022 (unaudited)	5

Condensed consolidated interim statements of stockholders’ deficit for the nine months ended May 31, 2023 and 2022 (unaudited)	6-7

Condensed consolidated interim statements of cash flows for the nine months ended May 31, 2023 and 2022 (unaudited)	8/

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in US Dollars)

	May 31, 2023	August 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$3,516	$96,043
Inventory (Note 3)	1,629,755	998,988
Other receivables	138,813	121,428
Prepaid expenses	18,235	25,187
Total current assets	1,790,319	1,241,646

Deposits and advances (Note 4)	2,837,633	2,869,825
Right-of-use assets (Note 7)	170,150	189,325
Property, plant and equipment (Note 5)	1,392,745	1,444,038
Intangible assets (Note 6)	41,295	44,773
Total assets	$6,232,142	$5,789,607

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,220,026	$1,607,862
Due to related parties (Note 11)	618,156	384,272
Current portion of lease liabilities (Note 7)	27,491	24,725
Loans payable (Note 8)	1,909,424	1,555,654
Secured convertible notes payable (Note 9)	3,714,891	3,334,891
Total current liabilities	8,489,988	6,907,404

Lease liabilities, net of current portion (Note 7)	142,659	164,600
Total liabilities	$8,632,647	$7,072,004

Stockholders’ deficit
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 96,938,154 shares issued and outstanding (93,967,594 – par value $0.0001 – August 31, 2022)	9,694	9,397
Additional paid in capital	38,092,272	33,999,090
Common stock issuable	445,952	540,000
Accumulated deficit	(40,472,547)	(34,932,665)
Accumulated other comprehensive loss	(475,876)	(898,219)

Total stockholders’ deficit	(2,400,505)	(1,282,397)
Total liabilities and stockholders’ deficit	$6,232,142	$5,789,607

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	For the Three Months Ended May 31, 2023	For the Three Months Ended May 31, 2022	For the Nine Months Ended May 31, 2023	For the Nine Months Ended May 31, 2022
Revenues
Sales	$-	$6,628	$69,625	$49,184
Cost of sales (Note 3)	-	(269,474)	(25,958)	(778,227)
Gross margin	-	(262,846)	43,667	(729,043)

Expenses
Amortization	33,611	60,618	91,040	130,646
Consulting fees (Note 10 and 11)	1,922,653	1,291,302	3,583,188	11,264,714
Foreign exchange (gain) loss	(378,307)	(2,339)	395,632	(2,894)
Interest expense and bank charges	118,812	141,616	358,858	376,091
Office and miscellaneous	320,983	242,676	501,291	947,589
Professional fees	53,990	316,643	351,086	870,697
Research and development	-	-	-	12,062
Travel	726	12,009	10,755	28,283
Operating expenses	2,072,468	2,062,525	5,291,850	13,627,188
Loss before other items	(2,072,468)	(2,325,371)	(5,248,183)	(14,356,231)
Other income (expenses)
Accretion	-	(249,079)	-	(493,194)
Bad debt recovery	-	3,722	-	3,722
Interest expense	(93,636)	(74,659)	(264,656)	(192,910)
Loss on debt extinguishment	-	-	(27,043)	-
Total other income (expenses)	(93,636)	(320,016)	(291,699)	(682,382)
Net loss	(2,166,104)	(2,645,387)	(5,539,882)	(15,038,613)

Other comprehensive loss
Foreign currency translation adjustments	(119,799)	(21,583)	422,343	(91,333)
Comprehensive loss	$(2,285,903)	$(2,666,970)	$(5,117,539)	$(15,129,946)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.16)

Weighted average number of common shares outstanding	97,007,719	93,360,212	96,690,862	91,464,870

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.

Condensed Consolidated Interim Statements of Stockholders’ Deficit

(Expressed in US dollars)

(Unaudited)

	Common stock		Treasury stock		Additional paid in	Stock	Stock subscription	Accumulated	Accumulated other comprehensive
	Number of shares	Amount	Number of shares	Amount	capital	issuable	receivable	deficit	loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$-	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	-	7,957,316
Shares issued for cash	4,566,389	456	-	-	3,426,404	(873,735)	(250,000)	-	-	2,303,125
Share issuance costs	-	-	-	-	(253,390)	-	-	-	-	(253,390)
Shares subscribed	-	-	-	-	-	85,126	-	-	-	85,126
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	-	6,000
Shares issued in error not yet cancelled	634,667	64	-	-	(64)	-	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	80,247	-	-	-	-	80,247
Stock-based compensation	-	-	-	-	531,255	-	-	-	-	531,255
Comprehensive loss for the period	-	-	-	-	-	-	-	(10,068,081)	(51,041)	(10,119,122)

Balance, November 30, 2021	92,141,093	9,214	-	-	29,967,303	141,376	(250,000)	(29,461,893)	(665,914)	(259,914)
Subscriptions received	-	-	-	-	-	-	250,000	-	-	250,000
Shares issued for stock issuable	188,501	19	-	-	141,357	(141,376)	-	-	-	-
Shares issued for cash	933,601	94	-	-	1,078,107	-	-	-	-	1,078,201
Share issuance costs	-	-	-	-	(81,900)	-	-	-	-	(81,900)
Shares subscribed	-	-	-	-	-	20,800	-	-	-	20,800
Shares issued in error not yet cancelled	93,334	9	-	-	(9)	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	201,200	-	-	-	-	201,200
Stock-based compensation	-	-	-	-	702,683	-	-	-	-	702,683
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,325,145)	(18,709)	(2,343,854)

Balance, February 28, 2022	93,356,529	9,336	-	-	32,008,741	20,800	-	(31,787,038)	(684,623)	(432,784)
Shares issued for stock issuable	27,733	3	-	-	20,797	(20,800)	-	-	-	-
Shares issued for cash	173,333	17	-	-	149,983	-	-	-	-	150,000
Share issuance costs	-	-	-	-	(3,567)	-	-	-	-	(3,567)
Shares subscribed	-	-	-	-	-	25,000	-	-	-	25,000
Stock-based compensation	-	-	-	-	1,028,835	-	-	-	-	1,028,835
Comprehensive loss for the period	-	-	-	-	-	-	-	(2,645,387)	(21,583)	(2,666,970)
Balance, May 31, 2022	93,557,595	$9,356	-	-	$33,204,789	$25,000	-	$(34,432,425)	$(706,206)	$(1,899,486)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.

Condensed Consolidated Interim Statements of Stockholders’ Deficit

(Expressed in US dollars)

(Unaudited)

	Common stock		Additional paid in	Stock	Accumulated	Accumulated other comprehensive
	Number of shares	Amount	capital	issuable	deficit	loss	Total

Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)

Shares issued for cash	2,925,000	292	1,169,708	(540,000)	-	-	630,000
Share issuance costs	-	-	(12,792)	-	-	-	(12,792)
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	545,171	-	-	-	545,171
Comprehensive loss for the period	-	-	-	-	(1,309,541)	(154,000)	(1,463,541)

Balance, November 30, 2022	97,038,154	9,704	35,787,734	-	(36,242,206)	(1,052,219)	(1,496,987)
Shares subscribed	-	-	-	240,952	-	-	240,952
Stock-based compensation	-	-	574,075	-	-	-	574,075
Comprehensive loss for the period	-	-	-	-	(2,064,237)	696,142	(1,368,095)

Balance, February 28, 2023	97,038,154	9,704	36,361,809	240,952	(38,306,443)	(356,077)	(2,050,055)
Shares subscribed	-	-	-	205,000	-	-	205,000
Shares cancelled	(100,000)	(10)	10	-	-	-	-
Stock-based compensation	-	-	1,730,453	-	-	-	1,730,453
Comprehensive loss for the period	-	-	-	-	(2,166,104)	(119,799)	(2,285,903)

Balance, May 31, 2023	96,938,154	$9,694	$38,092,272	$445,952	$(40,472,547)	$(475,876)	$(2,400,505)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Nine Months Ended May 31, 2023	For the Nine Months Ended May 31, 2022
Cash provided by (used in):

Operating activities
Net loss for the period	$(5,539,882)	$(15,038,613)
Adjustment to net loss for the period for non-cash items
Accretion	-	493,194
Accrued interest	524,790	201,932
Amortization	91,040	130,646
Inventory write-down to net realizable value	-	736,414
Loss on debt extinguishment	27,043	-
Stock-based compensation - consulting services	-	3,584,392
Stock-based compensation - bonus shares	-	4,585,425
Stock-based compensation - options	2,849,699	2,262,773
Changes in non-cash working capital balance:
Decrease in other receivables	(22,073)	68,342
Decrease in prepaid expenses	6,952	40,084
Decrease in deposits and advances	30,938	354,733
Increase in accounts payable and accrued liabilities	401,565	155,244
Increase in due to related parties	180,884	-
Increase in inventory	(561,097)	(829,828)
	(2,010,141)	(3,255,262)
Investing activities
Purchase of intangible assets	(3,964)	(12,111)
Purchase of property, plant, and equipment	(81,567)	(1,219,940)
	(85,531)	(1,232,051)
Financing activities
Advance from related parties	70,000	-
Proceeds of convertible notes payable	380,000	1,150,000
Repayment of loans payable	-	(378,760)
Repayment of convertible notes payable	-	(100,000)
Proceeds from the issuance of common stock	617,208	3,554,393
Proceeds from subscriptions received	445,952	25,000
	1,513,160	4,250,633

Increase (decrease) in cash	(582,512)	(236,680)
Effect of exchange rate on changes of cash	489,985	(102,451)
Cash, beginning of period	96,043	419,825
Cash, end of period	$3,516	$80,694

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	314,718
Non-cash activities: See Note 18

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at May 31, 2023, Allied Colombia has a licensed cannabis farm in Colombia.

b) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2023 of $5,539,882, has generated minimal revenue and as at May 31, 2023 has a working capital deficit of $6,699,669. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

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

May 31, 2023

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2023, and the results of its operations for the nine months ended May 31, 2023, and cash flows for the nine months ended May 31, 2023. The results of operations for the period ended May 31, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2023 and August 31, 2022.

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

May 31, 2023

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

i) Research and development costs

Research and development costs are expensed as incurred. During the nine months ended May 31, 2023, the Company incurred research and development costs of $nil (May 31, 2022 – $12,062) which was included as a part of office and miscellaneous expense.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

j) Advertising costs

Advertising costs are expensed as incurred. During the nine months ended May 31, 2023, the Company incurred advertising costs of $8,174 (May 31, 2022 – $387,860) which was included as a part of office and miscellaneous expense.

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

May 31, 2023

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

May 31, 2023

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

May 31, 2023

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

May 31, 2023

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

t) Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2023, are of significance or potential significance to the Company.

u) Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

3. Inventory

Inventory is comprised of the following items:

	May 31, 2023	August 31, 2022

Work in progress	$440,141	$326,556
Finished goods	823,442	383,459
Inventory in transit	366,172	288,973
Total inventory	$1,629,755	$998,988

The costs of inventory include but are not limited to labor, utilities, nutrition and irrigation, overhead and the depreciation of manufacturing equipment and production facilities, and amortization of licenses determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and rent of grow facility. The Company began production in Colombia in late 2020, when the Company obtained approval for its strains of products. During the current period, certain costs were determined based on the actual usage of production space as compared to the normal predetermined operational production of the facility based on capacity as the Company gradually started to grow products and prepared the facility ready. During the current period, the Company recorded $252,188 of rent, amortization expenses, and certain overhead costs to the costs of inventory.

During the current period, the Company recorded a $nil (August 31, 2022 - $31,737) write-off of inventory costs for products purchased for resale to reduce inventory to its net realizable value of $1,188,963 (August 31, 2022 - $998,988).

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

4. Deposits and advances

	May 31, 2023	August 31, 2022

a) Towards the purchase of prefabricated buildings	$2,656,695	$2,656,695
b) Deposit towards a license acquisition	150,000	150,000
c) Prepayments for construction facility in Colombia	30,938	63,130
Total deposits and advances	$2,837,633	$2,869,825

a)

In 2019, the Company entered to a modular building purchase agreement to acquire and construct an 8,700 square foot facility to be used as a certified Cannabis Cultivation and extraction facility. At May 31, 2023, Company had deposits of $2,656,695 (August 31, 2022 - $2,656,695) to purchase prefabricated buildings. As of May 31, 2023, the Company had not yet received the buildings and the amounts have been recorded as deposits.

b)

At May 31, 2023 and August 31, 2022, the Company had paid $150,000 to acquire a license through an asset purchase agreement as described in Note 19(a). At May 31, 2023, the asset purchase has not closed and the amount paid has been recorded as a deposit.

c)	The Company paid certain vendors for the construction of farm facilities in Colombia in advance. As at May 31, 2023, the prepayments totaled $30,938.

5. Property, plant and equipment

At May 31, 2023, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2022	$460,648	$1,152,822	$21,348	$27,150	$1,661,968
Additions	30,535	45,025	6,107	128	81,795
Transfer	(90,424)	90,424	-	-	-
Foreign exchange	(5,881)	3,272	208	(149)	(2,550)
May 31, 2023	$394,878	$1,291,543	$27,663	$27,129	$1,741,213

Accumulated depreciation
August 31, 2022	$-	$210,899	$4,084	$2,947	$217,930
Additions	-	123,327	2,150	1,931	127,408
Foreign exchange	-	2,949	93	88	3,130
May 31, 2023	$-	$337,175	$6,327	$4,966	$348,468

Net book value
August 31, 2022	$460,648	$941,923	$17,264	$24,203	$1,444,038
May 31, 2023	$394,878	$954,368	$21,336	$22,163	$1,392,745

As of May 31, 2023 and August 31, 2022, the construction in process has not been in use.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

6. Intangible assets

At May 31, 2023, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	May 31, 2023 Net carrying value $	August 31, 2022 Net carrying value $
Cannabis licenses	5,451,409	(469,669)	(1,138,778)	(3,801,667)	41,295	44,773

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

During the nine months ended May 31, 2023, the Company acquired $3,964 (COP 19,254,199) (2022 - $12,111 (COP 47,189,946)) of licenses and recorded amortization of $7,344 (COP 34,438,943) (2022 - $5,252 (COP 17,117,674)).

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

May 31, 2023

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

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At May 31, 2023, the Company did not have any finance leases.

At May 31, 2023, the weighted average remaining operating lease term was 6 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

Operating lease cost:
Amortization of right-of-use assets	17,161
Interest on lease liabilities	19,250

Total operating lease cost	36,411

The following table provides supplemental cash flow and other information related to leases for the nine months ended May 31, 2023:

Lease payments	36,411

Supplemental balance sheet information related to leases as of May 31, 2023 are as below:

Cost	282,273
Accumulated amortization	(48,302)
Foreign exchange	(63,821)

Net carrying value at May 31, 2023	170,150

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

Future minimum lease payments related to lease obligations are as follows:

2023	12,794
2024	51,174
2025	51,174
2026	48,933
2027	24,278
2028	24,278
2029	24,278
2030	12,138

Total minimum lease payments	249,047

Less: amount of lease payments representing effects of discounting	(78,897)

Present value of future minimum lease payments	170,150

Less: current obligations under leases	(27,491)

Lease liabilities, net of current portion	142,659

8. Loans payable

a) In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the nine months ended May 31, 2023, the Company paid interest in the amount of $nil (2022 - $225,679). As of May 31, 2023, the Company has missed eleven monthly payments and the balance owing is $1,629,808 (August 31, 2022 - $1,291,290).

b) On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company will make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the nine months ended May 31, 2023, the Company paid interest in the amount of $nil (2022 - $3,814). As of May 31, 2023, the Company has missed fifteen monthly payments and the balance owing is $279,616 (August 31, 2022 - $264,364).

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion features and warrants do not meet derivative classification.

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

May 31, 2023

(Expressed in US dollars)

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

During the nine months ended May 31, 2023, the Company made interest payment of $nil (2021 - $20,000). As at May 31, 2023, the Company has recorded accrued interest of $40,384, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $400,000 (August 31, 2022 - $400,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

May 31, 2023

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

As at May 31, 2023, the Company has recorded accrued interest of $31,944, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $63,341 (August 31, 2022 - $63,341).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

May 31, 2023

(Expressed in US dollars)

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

As at May 31, 2023, the Company has recorded accrued interest of $9,758, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $37,613 (August 31, 2022 - $37,613).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

May 31, 2023

(Expressed in US dollars)

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

As at May 31, 2023, the Company has recorded accrued interest of $21,921, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $85,937 (August 31, 2022 - $85,937).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

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

As at May 31, 2023, the Company has recorded accrued interest of $149,589, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $600,000 (August 31, 2022 - $600,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

f) On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

As at May 31, 2023, the Company has recorded accrued interest of $65,041, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. As of May 31, 2023, the outstanding principal owing is $300,000 (August 31, 2022 - $300,000). On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

May 31, 2023

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

As at May 31, 2023, the Company has recorded accrued interest of $3,925, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. As of May 31, 2023, the outstanding principal owing is $18,000 (August 31, 2022 - $18,000). On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

May 31, 2023

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

As at May 31, 2023, the Company has recorded accrued interest of $21,753, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

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

As at May 31, 2023, the Company has recorded accrued interest of $20,849, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

As at May 31, 2023, the Company has recorded accrued interest of $37,480, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $180,000 (August 31, 2022 - $180,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

May 31, 2023

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

As at May 31, 2023, the Company has recorded accrued interest of $6,453, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $35,000 (August 31, 2022 - $35,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

May 31, 2023

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

As the future undiscounted cash flows are greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. Interest expense will be recognized prospectively such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period between restructuring and maturity, consistent with the interest method

As at May 31, 2023, the Company has recorded accrued interest of $2,766, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $15,000 (August 31, 2022 - $15,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

As at May 31, 2023, the Company has recorded accrued interest of $16,603, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

As at May 31, 2023, the Company has recorded accrued interest of $15,945, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

o) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification.

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

As at May 31, 2023, the Company has recorded accrued interest of $14,356, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification.

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

As at May 31, 2023, the Company has recorded accrued interest of $14,356, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

q) On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification.

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

As at May 31, 2023, the Company has recorded accrued interest of $20,753, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $150,000 (August 31, 2022 - $150,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification.

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

As at May 31, 2023, the Company has recorded accrued interest of $13,288, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On July 31, 2022, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

s) On March 29, 2022, the Company issued a convertible note with a face value of $500,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 30, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at May 31, 2023, the Company has recorded accrued interest of $58,630, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $500,000 (August 31, 2022 - $500,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at May 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at May 31, 2023, the Company has recorded accrued interest of $23,904, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $250,000 (August 31, 2022 - $250,000).

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

As at May 31, 2023, the Company has recorded accrued interest of $5,096, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $nil).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

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

As at May 31, 2023, the Company has recorded accrued interest of $3,471, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $70,000 (August 31, 2022 - $nil).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

As at May 31, 2023, the Company has recorded accrued interest of $2,877, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $60,000 (August 31, 2022 - $nil).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

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

As at May 31, 2023, the Company has recorded accrued interest of $3,781, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2023, the outstanding principal owing is $150,000 (August 31, 2022 - $nil).

On April 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and exercise price.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

10. Equity

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

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $159,374 was expensed during the nine months ended May 31, 2022.

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

May 31, 2023

(Expressed in US dollars)

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

At May 31, 2022, the Company had received $25,000 in cash for shares subscriptions.

During the nine months ended May 31, 2023:

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

At May 31, 2023, the Company had received $445,952 in cash for shares subscriptions.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

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

	May 31, 2023	May 31, 2022

Consulting fees and benefits	$295,075	$216,671

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

	May 31, 2023	August 31, 2022

CEO and Director	$134,834	$80,892
COO and Director	193,604	143,816
An entity controlled by the CFO	64,527	46,387
An entity controlled by a Director	144,690	60,677
Director	80,500	52,500
	$618,156	$384,272

During the nine months ended May 31, 2023, the Company received a non-interest bearing advance of $70,000 (2022 - $nil) from a Director of the Company.

As of May 31, 2023, the Company had $618,156 (August 31, 2022 - $384,272) payable to related parties for advances and expenses incurred or paid on behalf of the Company by the parties.

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

May 31, 2023

(Expressed in US dollars)

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

May 31, 2023
Balance in Canadian dollars:
Cash and cash equivalents	$4,668
Accounts payable and accrued liabilities	(891,774)
Net exposure	(887,106)
Balance in US dollars:	$(652,140)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $65,214 for the nine months ended May 31, 2023 (August 31, 2022 – $53,595).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

May 31, 2023
Balance in Colombian Pesos:
Cash and cash equivalents	$377,295
Other receivables	607,511,501
Accounts payable and accrued liabilities	(3,920,117,647)
Net exposure	(3,312,228,851)
Balance in US dollars:	$(744,572)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $74,457 for the nine months ended May 31, 2023 (August 31, 2022 - $49,281).

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

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

14. Commitments

a) As of May 31, 2023, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) The Company has entered into leases for farm land in Colombia. See Note 7 for details.

15. Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2022	7,704,135	1.25

Expired	(669,513)	1.25
Balance, May 31, 2023	7,034,622	1.25

As at May 31, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

1,446,666	1.25	June 11, 2023
50,000	1.25	July 17, 2023
103,956	1.25	July 26, 2023
200,000	1.25	August 18, 2023
775,000	1.25	August 28, 2023
2,545,999	1.25	October 20, 2023
905,000	1.25	November 6, 2023
36,000	1.25	November 24, 2023
66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
20,000	1.25	March 7, 2024
67,733	1.25	May 27, 2024
7,034,622

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

16. Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Balance, August 31, 2022	6,000,000	0.44	3.85	144,000
Granted	6,000,000	0.24	4.78	169,200
Outstanding, May 31, 2023	12,000,000	0.25	3.94	365,840
Exercisable, May 31, 2023	11,116,667	0.25	3.94	330,280

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

During the nine months ended May 31, 2023, the Company recorded stock-based compensation of $1,412,464 for the 6,000,000 options granted on the consolidated statement of operations. On May 31, 2023, the Company modified the exercise price of the 6,000,000 options to $0.24 per share. The repricing was treated as a modification of the original awards and the additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date was calculated. The repricing resulted in incremental stock-based compensation expense of $14,506. Expense related to vested shares was expensed on the repricing date. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended May 31, 2023	Nine Months Ended May 31, 2022

Expected dividend yield	0%	0%
Expected volatility	162%	151%
Expected life (in years)	3.46	5
Risk-free interest rate	4.41%	2.63%

During the nine months ended May 31, 2023, the Company expensed stock-based compensation of $2,849,699 (2022 - $2,262,773) related to stock options that vested during the period as consulting fees on the consolidated statement of operations. At May 31, 2023, there was $541,103 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

17. Non-cash activities

	For the Nine months ended May 31, 2023	For the Nine months ended May 31, 2022
Non-cash activities:
Shares issued to settle debt	59,529	-
Shares cancelled	10	-
Shares issued from treasury for services	-	7,957,316
Beneficial conversion feature	-	281,447
Relative fair value of warrants issuable with convertible note	-	120,310

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

Financial statement information by operating segment for the nine months ended May 31, 2023 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	3,799	39,868	43,667
Net loss	(4,417,892)	(1,121,990)	(5,539,882)
Depreciation and amortization	49,863	41,177	91,040
Total assets as of May 31, 2023	3,437,579	2,794,563	6,232,142

Geographic information for the nine-month period and as at May 31, 2023 is presented below:

	Gross Margin $	Total Assets $

Canada	3,799	3,437,579
Colombia	39,868	2,794,563
Total	43,667	6,232,142

ALLIED CORP.

Notes to the unaudited condensed consolidated interim financial statements

May 31, 2023

(Expressed in US dollars)

19. Subsequent events

a) On March 30, 2021, the Company entered into an asset purchase agreement (“APA”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. At May 31, 2023, the asset purchase has not been closed and the amount paid has been recorded as a deposit (Note 4 (b)).

The promissory note bears interest at the Short Term Applicable Federal Rate of 0.11% per annum and shall be repaid through quarterly payments of a minimum of 50% of the net operating income received in connection with the Nevada cannabis operation associated with the acquired Licenses. All outstanding principal and accrued interest is due two years after issuance of the note.

As of August 11, 2023, the Company has not issued any consideration under the APA, other than the initial deposit of $150,000. The Company has not received any assets outlined in the APA. The asset purchase has not closed. Concurrent with the APA, the Company entered into a services agreement (the “Services Agreement”) and a land lease agreement (the “Lease Agreement”) with the seller of the Licenses. Pursuant to the Services agreement the seller of the licenses will provide consulting services to the Company in exchange for the reimbursement of expenses incurred.

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

b) Subsequent to the nine months ended May 31, 2023, the Company received $335,000 for subscriptions to 1,675,000 shares at $0.20 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the nine months ended May 31, 2023 and 2022.

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

Effects of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. While COVID-19 delayed shipment of some of our products at the outset of the pandemic, management has determined that there has been no significant impact to the Company’s operations, however management continues to monitor the situation.

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

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2023, and the results of its operations for the nine months ended May 31, 2023, and cash flows for the nine months ended May 31, 2023. The results of operations for the period ended May 31, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2023 and August 31, 2022.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2023 and August 31, 2022 other than cash.

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

Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2023, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2023 of $5,653,695, has generated minimal revenue and as at May 31, 2023 has a working capital deficit of $6,699,669. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities and debt financing with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months ended May 31, 2023 compared to the Three Months Ended May 31, 2022

Sales

The Company did not have revenue for the three-month period ended May 31, 2023, compared to $6,628 of revenue for the three-month period ended May 31, 2022.

Gross margin

The Company had a negative gross margin of $262,846 for the three-month period ended May 31, 2022. The negative gross margin was due to an inventory write-off of $264,865 for the three-month period ended May 31, 2022.

Expenses

For the three-month period ended May 31, 2023, we had total expenses of $2,166,104, compared to total expenses of $2,652,015 for the three-month period ended May 31, 2022. Of the total expenses for 2023, a total of $2,072,468 (2022 – $2,062,525) was operating expenses and the remainder was non-recurring expenses which included, accretion expense of $nil (2022 – $249,079) and interest expense of $93,636 (2022 – $74,659). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Loss

For the three-month period ended May 31, 2023, the Company had a net loss of $2,166,104 compared to a net loss of $2,645,387 for the three-month period ended May 31, 2022. This was principally related to the expenses referenced in the previous paragraph.

Comparison of Unaudited Results for the Nine months ended May 31, 2023 compared to the Nine Months Ended May 31, 2022

Sales

For the nine-month period ended May 31, 2023, we had $69,625 in revenue compared to $49,184 for the nine-month period ended May 31, 2022.

Gross margin

For the nine-month period ended May 31, 2023, the Company had a gross margin of $43,667 compared to a negative gross margin of $729,043 for the nine-month period ended May 31, 2022. The negative gross margin was due to an inventory write-off of $736,414 for the nine-month period ended May 31, 2022.

Expenses

For the nine-month period ended May 31, 2023, we had total expenses of $5,609,507, compared to total expenses of $15,087,797 for the nine-month period ended May 31, 2022. Of the total expenses for 2023, a total of $5,291,850 (2022 – $13,627,188) was operating expenses and the remainder was non-recurring expenses which included, accretion expense of $nil (2022 – $493,194), interest expense of $264,656 (2022 – $192,910), and loss on debt extinguishment of $27,043 (2022 – nil). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Loss

For the nine-month period ended May 31, 2023, the Company had a net loss of $5,539,882 compared to a net loss of $15,038,613 for the nine-month period ended May 31, 2022. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Nine Months Ended May 31, 2023	Nine Months Ended May 31, 2022
Cash used in operating activities	$(2,010,141)	$(3,255,262)
Cash used in investing activities	$(85,531)	$(1,232,051)
Cash from financing activities	$1,513,160	$4,250,633
Decrease in cash during the period	$(582,512)	$(236,680)
Effect of exchange rate change	$489,985	$(102,451)
Cash, beginning of period	$96,043	$419,825
Cash, end of period	$3,516	$80,694

As at May 31, 2023, we had working capital deficit of $6,699,669. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of May 31, 2023, the Company had $1,790,319 in current assets, consisting of $3,516 in cash, $1,629,755 in inventory, $138,813 in other receivables, and $18,235 in prepaid expenses. Other assets mainly include deposits and advances of $2,837,633 (principally related to our building to be located in Nevada), property, plant and equipment of $1,392,745, right-of-use assets of $170,150 and intangible assets of $41,295.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes. The Company has recently entered into an agreement with a broker-dealer to complete a public offering of shares.

Convertible Notes issued during the nine months ended May 31, 2022

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

Convertible Notes issued during the nine months ended May 31, 2023

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

Equity Transactions during the nine months ended May 31, 2022

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

During the year ended August 31, 2021, the Company re-issued 750,000 shares of common stock with total fair value of $637,500 for consulting services, out of which, $425,000 was expensed as consulting fees during the prior year and $159,374 was expensed during the nine months ended May 31, 2022.

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

At May 31, 2022, the Company had received $25,000 in cash for shares subscriptions.

Equity Transactions during the nine months ended May 31, 2023

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

At May 31, 2023, the Company had received $445,952 in cash for shares subscriptions.

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

Capital Expenditures

As of May 31, 2023 the company had purchased property plant and equipment of $1,392,745 and paid net cash of $2,837,633 in deposits for an asset acquisition. As of August 31, 2022 the company had purchased property plant and equipment of $1,444,038 and paid net cash of $2,869,825 in deposits for an asset acquisition.

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

A portion of the building was delivered to the property on the land lease.  In early December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had leased.  In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada again the Fiore Subsidiary, the creditor bringing the trustee’s sale and the trustee, seeking injunctive relief to terminate the trustee’s sale or alternatively money damages.  The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building.  The Trustee’s sale went forward and the successful bidder and the underlying lender was the underlying creditor.  Subsequently the Company has been amicably working with that bidder to enable return of the building and equipment on the property to the lender and termination of further obligations.

The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At May 31, 2023, Company had deposits of $2,656,695 (August 31, 2022 - $2,656,695) to purchase prefabricated buildings. As of May 31, 2023, the building had not yet been fully delivered and the amounts have been recorded as deposits.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $40,472,547 at May 31, 2023 and a net loss of $5,539,882 for the nine months ended May 31, 2023.

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

Changes in Internal Control over Financial Reporting.

As a result of accounting issues in Colombia, we have engaged new accounting personnel in Colombia to improve our accounting and controls and procedures in that segment of our operations. There were no other changes in our internal control over financial reporting that occurred during the period from August 31, 2022 through May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A portion of the building was delivered to the property on the land lease. In early December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had leased. In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada again the Fiore Subsidiary, the creditor bringing the trustee’s sale and the trustee, seeking injunctive relief to terminate the trustee’s sale or alternatively money damages. The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building. The Trustee’s sale went forward and the successful bidder and the underlying lender was the underlying creditor. Subsequently the Company has been amicably working with that bidder to enable return of the building and equipment on the property to the lender and termination of further obligations.

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

Allied Corp.
(Registrant)

Date: August 11, 2023	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: August 11, 2023	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

