Form 10-K
period 2023-08-31
Allied Corp.
filed 2023-12-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended August 31, 2023

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2023, was $14,251,900.

(At August 31, 2023, the registrant had 101,592,914 shares of common stock issued and outstanding, of which 40,946,531 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon trading price per OTC markets at or about such date.)

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

Item 1. Description of Business

Our Company

Allied Corp. is an international cannabis company with its main production center in Colombia and is one of the few companies that has exported from Colombia internationally and was the first company to export commercial cannabis flower from Colombia. By leveraging the Colombian advantages and its Canadian cannabis cultivation expertise, Allied offers consistent supply of premium cannabis product at scale and attractive prices, while meeting high quality standards, thus significantly de-risking its partners supply chain.

Our mission is to be the most reliable wholesale medical cannabis supplier. We seek to help people around the world by creating and providing targeted cannabinoid health solutions.

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

References in this Offering Circular to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Corp Colombia S.A.S., Allied US Products, LLC and Tactical Relief, LLC. All of these entities are 100% wholly owned subsidiaries of Allied.

The Company’s principal corporate office is located at 1405 St. Paul St., Suite 201, Kelowna, BC Canada V1Y 9N2. Our telephone number is (877) 255-4337. Our email is ir@allied.health.

Our Opportunity

We focus on the development of Colombian produced medicinal cannabis for patients with conditions potentially suitable for treatment therewith. Such conditions include anxiety, insomnia, anorexia, chronic pain, epilepsy, chemotherapy-induced nausea and vomiting, post-traumatic stress disorder (PTSD), Parkinson’s disease, Tourette syndrome, irritable bowel syndrome (IBS) and spasticity associated with multiple sclerosis (MS) and spinal cord injury (SCI).

Our objective is to be a company that controls its own international vertically integrated supply chain, in order to maximize cash flow and profit margins. Our management team believes that having control over our supply chain should enable us to provide a consistent, rolling-harvest supply to the global cannabis community.

Given the average cost of production in North America being approximately $1.00 to $2.00 per gram, we believe our anticipated direct agricultural cost of raw flower to be in the range of  $0.05 – $0.075 per gram based on historical production of ours and other companies in the same region of cannabis production afforded by our Colombian production and cultivation should provide us a competitive advantage.

In addition to what we consider as our demonstrated ability to cultivate low-cost and high margin cannabis in Colombia primarily for international distribution, we have received commercial approval for sale of medical cannabis being produced in Colombia for export internationally. Allied Corp’s commitment to building and maintaining strong relationships with its partners and customers around the world has been a driving force behind its recent successes. The company is dedicated to meeting the evolving needs of patients and healthcare professionals with its high-quality medical cannabis products, underpinned by rigorous quality standards and ethical cultivation & processing practices.

We intend for our clients to access superior cannabis-related products developed with a high level of quality control. The Company believes that it is fortunate to have assembled a team of industry veterans and management professionals with the background and experience to enable the Company to build, manage and grow such systems.

Key Strategic Objectives

Scale cannabis production in Colombia

We believe our Bucaramanga, Colombia development and cultivation facility gives us a significant competitive advantage in our production of cannabis. In fact, Allied has established a track-record of producing high-quality product with consistent supply year-round at scale, while meeting European quality assurance. Most importantly, Allied has successfully executed on several shipments from Colombia. Notable achievements include:

•	We have constructed a one-hectare greenhouse, with 5 hectares of space under production. Of these five hectares, we have approximately 3 in production and 2 hectares for working and cannabis processing space and storage. We have the ability to expand to an additional 20 hectares if and when it is needed.

•	We are licensed to produce, extract, import and export psychoactive and non-psychoactive strains of cannabis.

•	Each of our ten non-psychoactive CBD seed strains, and our ten THC seed strains submitted to ICA have been approved over a course of a process that began in October 2019.

•	We obtained commercial approval for production of non-psychoactive cannabis in October 2020, and commercial approval for production of psychoactive cannabis in February 2021.

•	We completed our first harvest in July 2020 for the Colombian Ministry of Agriculture (“ICA”).

•	We were approved to export cannabis derivatives by the Colombian government in April 2021.

•	In April 2022, Colombia opened the opportunity for companies to export dried cannabis flower. Up until this date, only cannabis derivatives were allowed. Allied immediately applied for the first export. We only sell and ship Colombia produced cannabis flower to countries where it is legal to do so.

•	In September 2022, we harvested our first psychoactive THC harvest of 2,200 plants. In October 2023, we harvested an additional 6,100 plants. These have been dried and cured and are to be tested before being offered to sale and export. The production pipeline has additional work packages of approximately 6,000 plants every three weeks.

•	We applied for a psychoactive quota for the equivalent of 8,000 kgs of psychoactive flower in 2021. Non psychoactive production and sales are limitless under current Colombian law.

•	Allied has demonstrated its ability to harvest up to 1000 kgs per month of high-quality cannabis flower. Since June 2023, it has scaled down production to 650 flowers per month as it was reaching the end of its quota.

•	In late August 2023, Allied was granted an increase of its THC cannabis flower quota, expanding from 8,000kgs to an impressive 50,000 kgs of THC cannabis flower; of which 5,000kgs shall be used for THC derivatives production.

•	Allied has access to scalable land holdings in what it considers to be one of Colombia’s best suited climates for Cannabis production in the order of 200 acres.

Since we received cultivation approval from ICA, we have developed what we consider to be competitive advantages of Yield, Cannabinoid Potency, Quality, Cost, Frequency of Harvests, and, notably have:

●	Yield-Continually increased our yields per hectare.

●	Potency-Increased and replicated the THC and CBD yields of our plant/seed strains.

●

Cost-Reduced our direct agricultural cost of raw flower production to as little as $0.05 - $0.075 per gram based on historical production of ours and other companies in the same region. This is favorably compared to the estimated North American production costs of between $1.00 and $2.00 per gram that we have observed.

●	Quality-Met or Exceeded European Pharmacopeia Standards.

●

Frequency of Harvest-We currently harvest six to seven times per year in order maximize our production footprint. Consequently, each hectare at our Colombian cultivation site is expected to produce the equivalent of six to seven hectares of cannabis on a mono-crop yearly cycle. (See-Cannabis Production-Colombia).

Allied’s recent successes are underpinned by what we consider to be one of Colombia’s leading agricultural genetics teams for cannabis production, combined with a strong pharmaceutical background. In fact, Allied’s production team is led by Canadian cultivation and genetics experts with over 30 years of production expertise. The Canadian cultivation team is joined by an existing Colombian agronomical science team who managed 8,000 hectares of rice plantations in Colombia, bringing an unmatched advantage and experience in understanding local growing conditions and best agronomy practices. Moreover, the cultivation team is supported by a strong pharmaceutical background, with Allied’s CEO having over 10 years of experience managing hospital quality assurance programs. The aim is to bring the hospital and pharma background to the standard operating procedures and quality assurance of its Colombian based production.

Allied has now executed on Part 1 (site identification and setup) and Part 2 (cultivation and export) of its plan. With this strong foundation, it is now implementing Part 3 of its journey: while continuing to leverage its Colombian cost advantages, cultivation know-how and pharma expertise, Allied is now focusing on distribution and commercialization to become the most reliable global wholesale cannabis supplier.

Establish United States Production of Cannabis if Federally legalized

At Allied Corp, our strategic vision extends far beyond geographical boundaries, as we proudly direct our focus towards the international burgeoning cannabis industry. While the United States cannabis market undoubtedly holds immense potential, the Board of Directors have strategically made the decision to allocate all our financial and human resources to the expansive fields of Colombia, where we are dedicated to the large-scale production of premium cannabis for international markets. By leveraging the favorable legal landscape in Colombia, we position ourselves as key players in the global cannabis trade, ensuring that our products reach regions where their sale is legally sanctioned. Our commitment to excellence in cultivation, coupled with our dedication to navigating international legal frameworks, defines Allied Corp as a trailblazer in the ever-evolving landscape of the cannabis industry.

Our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, intends to lease land and acquire licenses for production upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States. We will only conduct business activities related to growing or processing cannabis in jurisdictions, including the United States, when it is federally permissible to do so. While we have several arrangements with United States based companies that may themselves participate in the United States cannabis market, these relationships do not violate the federal laws of the United States respecting cannabis and in no manner involve us in any activities in the United States respecting cannabis.

The company is now focusing its efforts on its cultivation in Colombia and as such, United States production is currently not an area of priority to the business and little progress has been made on this front.

Generate Revenues from Natural Health Products containing Hemp-based CBD

In a decisive move aimed at maximizing our global impact, the Board of Directors at Allied Corp has strategically chosen to channel all available resources into the vibrant landscape of Colombia. This pivotal decision reflects our commitment to positioning Allied Corp as a major player in the international cannabis market. By concentrating our financial and human resources on large-scale commercial cannabis production in Colombia, we align ourselves with a jurisdiction that not only offers a conducive environment for cultivation but also presents opportunities to cater to the growing demand for cannabis products in regions where legality supports its trade. This strategic reallocation underscores our dedication to fostering sustainable growth and global prominence in the dynamic cannabis industry.

Previously, with the launch of our health hemp-based CBD brands in the United States, we expect from product rollout and expanded distribution. We have conducted focus groups, brand creation and test marketing over the past year. We have now commercially launched three brands in the US: Tactical Relief™, Equilibrium Bio™, MaXXa ©. The Buds Pure Naturals brand is intended to be licensed to a Canadian License holder to sell into the Canadian market. (See-Our CBD Brands and Products).

The company is now focusing its efforts on its cultivation in Colombia and as such, it is not an area of priority to the business and little progress has been made on this front.

Complete trials of ALID 11, 11 and Psilonex™ Prescription Medications

In response to fiscal constraints, Allied Corp has taken a proactive approach by temporarily pausing our ongoing clinical trials for ALID-11, 11 and Psilonex. This strategic decision allows us to reallocate all available resources towards the large-scale production of cannabis in Colombia. While clinical trials are invaluable for advancing our understanding of cannabis's medicinal potential, we recognize the importance of adapting to current financial circumstances. By focusing on the cultivation and production of high-quality cannabis in Colombia, we aim to capitalize on the robust international market demand while addressing fiscal challenges. This temporary shift underscores our commitment to flexibility and resilience, ensuring that Allied Corp remains at the forefront of the global cannabis industry despite current constraints on clinical trial endeavors.

We completed our clinical Phase 1 pharma trials in 2021, eventually leading to a drug indication for PTSD. We plan to pursue a licensing deal with a larger developer, producer, and distributor of pharmaceuticals. (See-Pharmacologic Products).

The company is now focusing its efforts on its cultivation in Colombia and as such, these clinical trials are not an area of priority to the business and little progress has been made on this front.

Distribution

Our goal is to become a market leader and reliable partner in the cultivation and processing of medicinal-grade cannabis oil and high quality cannabis derived medical and well-being products for large channel distributors. The Board of Directors has made a conscious decision to prioritize and direct all available resources toward the success of our Colombian production and operations, as well as commercialization of our high-quality Colombian cannabis. Once profitability is realized and our position in the market is strengthened, Allied Corp, at the discretion of the Board of Directors, will seamlessly transition to capitalize on the previously developed brands and products, expand its geographic footprint, continue to explore strategic partnerships and pursue accretive acquisitions to supplement our organic growth as set forth below.

Allied has already successfully executed on Part 1 (Site Set up) and Part 2 (Cultivation / Export) of its plan. On this strong foundation, we are entering Part 3: Distribution to accelerate market entry and become a global leader in the supply of wholesale cannabis. In 2022 and throughout 2023, the company has been focusing its efforts on building the baseline partnerships and infrastructure to enable its growth by focusing on the following segments:

•	Partnerships: Secure partnerships across the supply chain (cultivators, manufacturers and distributors) to accelerate product sale and market entry, as well as enable Allied’s product lines in key jurisdictions. For instance, Allied announced in April 2023, a joint venture with Blueberries Medical in Colombia to expand its product offering into extracts and enable sale of derivative products in new markets. Similarly, in May 2023, the company announced a new partnership with a GMP manufacturer in Switzerland allowing for the sale of both flower and extracts into countries like Germany and UK, among others.

•	Certification: Allied has identified the need to secure CUMCS and IMC GAP Audits and licensing to enter countries such as Israel. Throughout 2023, the company has begun pre-audit work and is in the process of planning an audit date for the near future.

•	Commercial team expansion: In September 2023, the Company has made strategic additions to its commercial team with the appointment of a new Chief Business Development Officer and a VP of Global Sales. Allied Corp has also Contracted a Cannabis Sales and Go-To-Market Consulting Group set to equip and guide Allied Corp’s sales efforts while validating and extending its go-to-market strategy for an appropriate targeted approach.

•	Sales Pipeline: Allied has continued to develop its sales pipeline in key markets of Germany, UK, Australia, Latam.

These efforts have culminated in the announcement of two commercial shipments of THC based medical cannabis from Colombia to Australia in November 2023. This achievement is a testament to the company’s ability to comply with one of the world’s most stringent quality standards set by the Australian Therapeutics Goods Association (TGA) and unwavering commitment to providing high-quality medical cannabis products worldwide.

Allied is poised to scale its operations, leveraging the groundwork laid in 2022 and early 2023 to make a lasting impact on the global cannabis market. The successful passing of audits and the commencement of commercial shipments reflect Allied's commitment to excellence, compliance, and reliability in meeting the demands of its international clientele.

Eventually explore strategic partnerships

Following the attainment of company profitability through the successful production and sales of Colombian-grown cannabis, Allied Corp is poised to strategically resume its focus on natural health products and brands. This phased approach reflects our commitment to diversification and innovation within the evolving landscape of the cannabis industry. Having established a strong foundation through the lucrative Colombian cannabis market, we plan to integrate natural health products seamlessly into our portfolio, leveraging the knowledge and expertise gained from our initial successes. This complementary strategy aligns with our vision to not only contribute significantly to the international cannabis market but also to broaden our offerings to cater to a broader spectrum of health and wellness needs. As Allied Corp continues to navigate and thrive in dynamic market conditions, our dedication to excellence and adaptability remains unwavering.

Because we offer a variety of cannabis related products, including beauty and skincare products, foods and beverages, we believe that we can create a competitive advantage by partnering with national and multinational companies, across various product categories to jointly develop and market branded cannabis offerings.

Pursue accretive acquisitions

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

Our CBD Brands and Products

While the extensive brand and product development initiatives undertaken by Allied Corp remain invaluable, the company is strategically deferring the pursuit of these opportunities until after achieving profitability from the sale of its Colombia-produced cannabis. The Board of Directors has made a conscious decision to prioritize and direct all available resources toward the success of our Colombian operations. This focused approach underscores our commitment to establishing a solid foundation in the global cannabis market through the large-scale production and sale of high-quality Colombian cannabis. Once profitability is realized and our position in the market is strengthened, Allied Corp will seamlessly transition to capitalize on the previously developed brands and products, leveraging the groundwork laid during this strategic phase. This approach reflects our dedication to a methodical and phased growth strategy, ensuring sustained success and longevity in the ever-evolving cannabis industry.

Over the past years we have developed, manufactured and test marketed all of our hemp derived CBD products for sale in the United States. Under the Farm Bill of December 2018, the use and sale of hemp derived CBD products in the United States is legal.

We have three hemp derived CBD product brands to market in the United States all with a catalog of products. We are selling these through e-commerce portal at www.alliedcorpbrands.com, and we are also actively seeking physical retail store distribution throughout many states.

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

The company is now focusing its efforts on its cultivation in Colombia and as such, the development and commercialization of Allied’s brands described above is not an area of priority and little progress has been made on this front.

Pharmacologic Products

While the development and licensing of pharmaceutical products presents a compelling avenue with significant future revenue potential for Allied Corp, the company has made a strategic decision to temporarily direct all resources toward the production and sales of Colombian cannabis. This focused approach is aimed at capitalizing on the immediate opportunities in the rapidly growing cannabis market, particularly in Colombia. Once Allied achieves profitability from its Colombian cannabis operations, the company intends to transition its attention back to advancing its work in pharmaceutical development. This strategic sequencing reflects Allied Corp's commitment to a phased and adaptable business strategy, ensuring that resources are deployed efficiently to address immediate market demands while maintaining a long-term vision for diversified revenue streams through pharmaceutical ventures. The temporary shift in focus underscores our dedication to strategic agility and the overarching goal of establishing Allied Corp as a formidable player in both the cannabis and pharmaceutical sectors. As such, this is no longer an area of focus to the business and very little progress has been made.

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

Products in Potential Development

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

The company is now focusing its efforts on its cultivation in Colombia and as such, the products in development described above are not an area of priority to the business and little progress has been made on this front.

Cannabis Production

Colombia

We believe our Bucaramanga, Colombia development and cultivation facility gives us a significant competitive advantage in our production and sales of cannabis. Allied has established a track-record of producing high-quality product with consistent supply year-round at scale, while meeting European quality assurance. Most importantly, the company has successfully executed on several shipments from Colombia. Notable achievements include:

●	We are licensed to produce, extract, as well as both import and export psychoactive and non-psychoactive strains of cannabis.
●	We were approved to export cannabis by the Colombian government in April 2021.
●

We have constructed a one-hectare greenhouse, with 5 hectares of space under production. Of these five hectares, we have approximately 3 in production and 2 hectares for working and cannabis processing space and storage. We have the ability to expand to an additional 20 hectares if and when it is needed.

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
●

Lower production cost: Our anticipated direct agricultural cost of raw flower production is approximately $0.05 – $0.075 per gram based on historical production of ours and other companies in the same region, as favorably compared to the North American production costs of as opposed to most production between $1.00 and $2.00 per gram that we have observed.

●	Access to scalable land holdings in what we consider to be one of Colombia’s best suited climates for cannabis production in the order of 200 acres.
●	We have applied for a psychoactive quota for the equivalent of 8,000 kgs of psychoactive flower for 2021. Non psychoactive production and sales are limitless under current Colombian law.
●	We have engaged what we consider to be one of Colombia’s leading agricultural genetics teams for cannabis production.
●

In September 2022 we harvested our first psychoactive THC harvest of 2,200 plants.  In October 2022, we  harvested an additional 6,100 plants. These have been dried, cured and tested before being offered to sale and export.  The production pipeline has additional work packages of approximately 6,000 plants every two to three weeks.  We only sell and ship Colombia produced cannabis flower to countries where it is legal to do so.

●

Allied has demonstrated its ability to harvest up to 1000 kgs per month of high-quality cannabis flower. Since June 2023, it has scaled down production to 650 flowers per month as it was reaching the end of its quota.

●

In late August 2023, Allied was granted an increase of its THC cannabis flower quota, expanding from 8,000kgs to an impressive 50,000 kgs of THC cannabis flower; of which 5,000kgs shall be used for THC derivatives production.

In the 2020 fiscal year, we activated our Colombian licenses that are required to produce, extract, import and export psychoactive and non-psychoactive cannabis. This has been a year-long process that began with the registration of our ten (10) novel strains with the national cultivar registry. Each strain was then germinated into plantlets in our cultivation center in Colombia. Following germination, the plants entered into five (5) months of field trials that included rigorous data collection, analysis and phenotyping of the strains while in the vegetation life cycle. During this time, the strains were provided with proprietary nutrients, handled with standard operating procedures and guided towards the plant flowering phase. Proprietary nutrients and procedures were also adhered to during the flowering phase and detailed batch record audit data were diligently collected during every day of the plant life cycle. Following flowering, the plants were harvested and tested for cannabinoid profiles and quality assurance testing parameters. The harvested material was then sent to several accredited testing laboratories and tested by high performance liquid chromatography testing methods. Testing was carried in several labs for validation of the results regarding the accuracy of the cannabinoid profiles.

The lab results from the testing of the cannabis showed a higher cannabinoid profile from being grown in the Colombian climate when compared to the same strains grown in North American climate. The lab results, batch records and procedural archives were also submitted to the Colombian Institute of Agriculture and a day-long presentation was provided by our team. As a result of this process, we received approval for twenty novel strains (ten psychoactive, ten non-psychoactive) from the technical directorate of the Colombian Ministry of Agriculture, representing a diverse range of chemotypes with novel cannabinoid profiles.

Our production approach is designed according to the European Pharmacopeia and Good Agricultural Collection Practices (GACP) and Buenos Practicales Agrinomicales (BPA) standards. These standards meet South American, European, US and Canadian quality assurance standards for production of commercialization of cannabis.

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

 Our Colombian Cultivation Results

On April 15, 2021 we shared an analysis of our Colombian production harvests. Over this period, we continued to harvest every 6-7 weeks, while adding to our inventory and expanding our analytic data set.

We have now cultivated several successive Colombian harvests with what we consider to be consistent results. The results showed increased production yield, higher cannabinoid percentages, high quality as measured by cannabinoid potency, as well and as low cost per gram production cost relative to North American production. Our lab results showed a higher cannabinoid profile from being grown in the Colombian climate when compared to similar genotypes of strains grown in North American climate. These lab results, batch records and procedural archives, were submitted to the Colombian Ministry of Agriculture during a day-long presentation by our team, which, in turn, resulted in the approval by the technical directorate of the Colombian Ministry of Agriculture for the ten THC (i.e., psychoactive) strains tested. We believe these THC strains represent a diverse range of chemotypes with novel psychoactive cannabinoid profiles.

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

Increased yield – Approaching One kilogram per Square Meter

We believe we have a proprietary approach to cultivation which fosters high yield production. Our first Colombian harvest yielded 424 grams per square meter of production space. The second harvest, 612 grams per square meter and third and fourth harvest resulted in yields of 684 grams and 893 grams per square meter respectively. The fifth and sixth harvest yielded 894 and 905 grams per square meter respectively. This has continued with this trend throughout 2022. We have started to enter into our production pipeline new genetics that have been registered and brought forth to first harvest in 2024.  We believe this data shows that our team, is approaching its goal of one kilogram per square meter goal of production output.

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

Direct Agricultural Costs – Approximately $0.05 – $0.075 per Gram

Our direct agricultural cost of raw flower production is anticipated to be $0.05 - $0.075 cents per gram based on historical production of ours and other companies in the same region. This presents a potential increased margin advantage to multi-state operators within the United States if and when we are able to sell cannabis to the United States, and potentially for wholesale buyers internationally. We believe suggests we can reduce the cost of supply and improve margin for distributors in markets with costs of production between $1.00 - $2.00.

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

Frequency of Harvests: We Have Maintained Consistent Production with Consecutive  Harvests every 6-7 weeks

Given the advantages that the equatorial climate of Colombia offers, we have been harvesting every 6-7 weeks, suggesting we should be able to offer reliably consistent supplies in large volumes to multiple markets simultaneously.

Success at Quality Assurance and Customer Vendor Qualification

Allied Corp takes pride in its proven track record of success, having successfully navigated the vendor qualification process with approximately a dozen different international cannabis and Pharmaceutical companies. This rigorous process has involved thorough desktop audits of our Standard Operating Procedures (SOPs), virtual farm tours, in-person third-party neutral audits, and various other assessments—all of which Allied has passed. The meticulous scrutiny of our operations has been instrumental in establishing a high level of trust and credibility in the industry. The successful completion of these qualification processes play a preliminary role prior to discussing sales contracts. Allied Corp's commitment to transparency, quality, and compliance is reflected in these achievements, underscoring our dedication to maintaining the highest standards in the cannabis industry and fostering long-term partnerships with discerning companies.

Our Focused Cultivation and Cannabis Plant Development Approach

We received approval from the Colombian Ministry of Agriculture (“ICA”) for 100% compliance, or 20 out of 20 plant strains (10 CBD and 10 THC). ICA reported to us in February 2021 that we were the first company to do so. Our strains have both non-psychoactive and psychoactive varieties that have been legally cultivated both in North America and now in the South America. As a result, we have activated our Colombian licenses for production, extraction, importation and exportation of psychoactive and non-psychoactive cannabis.

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

Our Path from Testing to Approved Cannabis Exports from Colombia

In October 2020 we were granted from the Colombian Ministry of Agriculture approval to begin the seed evaluation process for our ten non-psychoactive CBD strains. In addition, on April 29, 2021, the Ministry of Justice signed a resolution authorizing us to evaluate our Company’s proprietary strains in order that we could select our best pheno-typed THC psychoactive cannabis strains with the best commercial production characteristics. Along with our previous approval for non-psychoactive evaluation, our subsidiary Allied Colombia S.A.S. could then evaluate all twenty of our psychoactive and non-psychoactive strains.

On October 15, 2020, we received approval from the Colombian Institute of Agriculture (“ICA”) for the cultivation and commercialization of each of our ten proprietary CBD non-psychoactive strains submitted within seed evaluation process which commenced a year earlier. Such enabled us to process and sell our Colombian CBD non-psychoactive production.

On March 9, 2021, we announced that we received ICA approval for the commercialization of its our proprietary THC psychoactive cannabis strains, which was the culmination of the evaluation process for which permission was granted in late April 2020. Each of our ten psychoactive strains were approved and we have passed all of the ICA requirements to be able to cultivate the resultant plants. As a result, we have has applied for a psychoactive export quota for both 2021 and 2022 under the Colombian regulatory regime. In late August 2023, Allied was granted an increase of its THC cannabis flower quota, expanding from 8,000kgs to an impressive 50,000 kgs of THC cannabis flower; of which 5,000kgs shall be used for THC derivatives production.

On April 20, 2021 we received clearance from the Colombian authorities to export our derivative based  non psychoactive cannabis-based products from our first harvest. This milestone was achieved after having undergone the testing and cultivation activities described immediately above herein, and having received the ICA and Colombian Ministry of Justice approvals and licenses described below. Moreover, on April 26, 2021, we received approval to export cannabis-based products to a second international market.

In a groundbreaking development in April 2022, Colombia announced its authorization for the export of locally produced cannabis flower, opening new horizons for the industry. Allied Corp promptly submitted an application, aiming to be at the forefront of this significant milestone. Allied emerged as the pioneer in June 2022 by successfully executing the first-ever export of dried Colombian cannabis flower. This accomplishment not only positions Allied as an industry trailblazer but also underscores our commitment to capitalizing on emerging opportunities in the dynamic global cannabis market.

Throughout the entirety of 2022, Allied Corp maintained a steadfast focus on cultivating and nurturing customer relationships, embarking on long international sales cycles to establish a strong market presence. This dedication extended into the early part of 2023, during which Allied underwent several audits and customer due diligence visits. Demonstrating the robustness of our operations, Allied successfully passed these assessments, garnering approvals that further solidify our credibility in the industry.

Building on these accomplishments, Allied has successfully exported and shipped the first commercial shipments. This marks a pivotal moment as the company transitions from relationship-building and due diligence through to the ability to export and ship, and now will position itself to scale and enter into sales agreements. With these initial commercial shipments, Allied is poised to scale its operations, leveraging the groundwork laid in 2022 and early 2023 to make a lasting impact on the global cannabis market. The successful passing of audits and the commencement of shipments reflect Allied's commitment to excellence, compliance, and reliability in meeting the demands of its international clientele.

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

In addition to its efforts in customer relationships and international sales cycles, Allied Corp has proactively engaged with regulatory bodies and authorities by hosting a series of both announced and unannounced audits. These comprehensive evaluations, conducted by regulators and authorities, have consistently resulted in "Full Conformance" acknowledgments. This signifies that Allied Corp meets the regulatory standards and requirements governing the cannabis industry.

The commitment to transparency and compliance demonstrated during these audits reinforces Allied's dedication to operating at the highest industry standards. Successfully navigating these regulatory assessments positions the company as a trustworthy and responsible player in the cannabis sector. As Allied continues to uphold rigorous compliance measures, it establishes a solid foundation for sustained success and growth, ensuring that the company's operations align seamlessly with regulatory expectations.

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

In 2021, Allied Colombia has twenty varieties of medicinal cannabis registered strains with the ICA and has the registration as a producer of selected seeds granted by the ICA. Upon receiving the ICA Permit, Allied Colombia commenced commercial cultivation.

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

United States

Allied is ready to supply the US market from its facility in Colombia if and when the United States federally legalizes the use and sale of cannabinoids. The United States health care industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our businesses in several ways, including requiring licensure or certification of facilities. Our ability to conduct our business and to operate profitability depends in part upon obtaining and maintaining all necessary licenses and other approvals; and complying with applicable healthcare laws and regulations.

Legalization of CBD (Medical Cannabidiol Product)

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

Cannabis

In the United States cannabis is regulated at the both the Federal and State levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (“CSA”), making it illegal under Federal law in the United States to cultivate, distribute, or possess cannabis. Certain states may have enacted statutes and regulations take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. Federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law.

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

As previously discussed herein, we plan on expanding our activities to include cannabis product sales and distribution in the United States if and when such activities are legalized by the Federal Government of the United States.

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

Europe

The state of cannabis legalization in Europe varies widely among countries, with different nations adopting diverse approaches ranging from strict prohibition to varying degrees of decriminalization and medical cannabis legalization. It's important to note that the legal landscape is constantly changing.

Several European countries have legalized medical cannabis to some extent. Countries such as Germany, the United Kingdom, Italy, and the Netherlands have established medical cannabis programs, allowing patients access to cannabis-based medicines under certain conditions. Some European countries have decriminalized the possession of small amounts of cannabis for personal use. This means that while it remains illegal, the focus is often on treatment or education rather than criminal penalties. Portugal is often cited as a notable example of a country that decriminalized the possession of drugs, including cannabis, for personal use. Generally speaking, recreational cannabis use is generally illegal in most European countries. However, attitudes toward recreational use are evolving, and several countries are engaged in discussions about potential reforms. Luxembourg, for example, has announced plans to legalize recreational cannabis, becoming the first European country to do so. Hemp cultivation is legal in many European countries, with some nations having a long history of hemp cultivation for industrial purposes. Hemp-derived products, such as CBD (cannabidiol), have gained popularity and are widely available. Cannabis laws and regulations can vary significantly from one European country to another. Some countries have taken a more progressive stance, while others maintain strict prohibition. It's crucial to stay updated on the latest developments as attitudes and regulations regarding cannabis are subject to change. Countries across Europe are continually reevaluating their policies, and some may have made significant changes since my last update in January 2022. It is also interesting to note that most countries in Europe have now followed the German footsteps in requiring EU-GMP and EU-GACP certifications standards to allow for imports.

Australia

Australia has a legal medical marijuana program, and while recreational cannabis remains illegal on the federal level, the enforcement of cannabis laws and the penalties handed out can differ widely from one territory to another.

Furthermore, regardless of the legal status of the plant in Australia, it is by far the most popular illicit drug, and past year use in Australia (10.6 percent) remains far higher than the world average (3.9 percent), according to the United Nations World Drug Report for 2020.In addition, a survey published in July 2020 found that 41% of Australians support cannabis legalization, and 37% are opposed. This represents nearly double the level of support found in a 2007 survey (21%).

The country legalized medical cannabis in 2016, but patients in the country have long criticized the program as too restrictive, and access to cannabis-based medicines remains behind that of many other legal cannabis jurisdictions.

A major move in the direction of legalization took place in September 2019, when the Australian Capital Territory legalized cannabis possession (up to 50 grams) and the cultivation of up to two cannabis plants. And while voters in nearby New Zealand voted down a legalization initiative in late 2020, the cause of cannabis reform in the region is clearly gaining prominence.

Legal Proceedings

In 2020, Allied signed a purchase agreement to acquire a Nevada state license and had a 9800 sq ft. modular building built in Nevada as well. Allied signed a 25 year lease with a publicly listed company called FIORE cannabis. In December 2022, FIORE cannabis went insolvent so the business assets were seized by the debt holders of that company. The Allied building was on that land. Needless to say the lease was cancelled and Allied submitted an application to gain possession of the building back and have it be excluded from the bankruptcy proceedings of FIORE. This is in process with the state of Nevada. We are not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

Employees

As of the date of this Offering Circular, the Company has approximately 15 contracted employees. Our wholly-owned subsidiary Allied Colombia, S.A.S. has a fluctuating casual labor compliment in Colombia depending on harvest cycles. This can be anywhere from 12-150 employees who farm and produce our cannabis products.  The Company does not intend to pay a full salary to any of its executives or management at this time, but has entered into certain consulting agreements. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks, and the market or trading price of our securities could decline due to any of these risks. In addition, please read “Disclosure Regarding Forward-Looking Statements” in this Annual Report, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this Annual Report. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. In this Section, the terms the “Company,” “we”, “our” and “us” refer to Allied Corp. as well as its subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Colombia S.A.S., Allied U.S., Products, LLC and Tactical Relief LLC.

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

Risks Related to Our Operations

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to its ability to continue as a going concern in their audit report for the years ended August 31, 2023 and 2022.

We are a relatively newly formed company focused on cultivating, processing and supplying natural, medicinal-grade cannabis well being products to large channel distributors, and have limited operating history. We have limited financial resources and minimal operating cash flow. In addition, we do not currently have significant revenues and for the year ended August 31, 2023, had a loss of $7,924,604, and an accumulated deficit of $42,857,269. There is no guarantee that we will ever become profitable. The costs for research, product development, machinery adaptation to create our product candidates and cannabis products and/or technologies, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses. We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. We have concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended August 31, 2023 and 2022.

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

We conducted private placements totaling $11,995,918 since 2019 of shares of common stock and/or warrants to fund acquisitions and operations in transactions that are exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) of common stock, which we are using for acquisitions and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control, including:

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

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease and other unforeseen events, including the outbreak a of respiratory illness caused by COVID-19 and the related economic repercussions. We cannot accurately predict what, if any further, effects COVID-19 has had or will have on our operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. We were required to postpone distribution of our MaXXa© product as a direct result of COVID-19. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

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

Colombia has in the past experienced double-digit rates of inflation. Colombia’s inflation rate is currently 10.42% and is expected to be 9.5% by the end of calendar 2023.  If Colombia experiences substantial inflation in the future, the Company’s costs in Colombian peso terms will increase significantly, subject to movements in applicable exchange rates. Inflationary pressures may also curtail the Company’s ability to access global financial markets in the longer term and its ability to fund planned capital expenditures, and could materially adversely affect the Company’s business, financial condition and results of operations. The Colombian government’s response to inflation or other significant macro-economic pressures may include the introduction of policies or other measures that could increase the Company’s costs, reduce operating margins and materially adversely affect its business, financial condition and results of operations.

Colombia has experienced and continues to experience internal security issues that have had or could have a negative effect on the Colombian economy and our financial condition.

Colombia is subject to sustained internal security issues, primarily due to the activities of guerrilla groups, such as dissidents from the former Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia), or “FARC,” the National Liberation Army (Ejército de Liberación Nacional), or “ELN,” paramilitary groups, drug cartels and criminal gangs (Bacrim). In remote regions of the country with minimal governmental presence, these groups have exerted influence over the local population and funded their activities by protecting and rendering services to drug traffickers and participating in drug trafficking activities. Even though the Colombian government’s policies have reduced guerilla presence and criminal activity, particularly in the form of terrorist attacks, homicides, kidnappings and extortion, such activity persists in Colombia, and possible escalation of such activity and the effects associated with them have had and may have in the future a negative effect on the Colombian economy and on us, including on our employees, results of operations and financial condition. The Colombian government commenced peace talks with the FARC in August 2012, and peace negotiations with the ELN began in November 2016. The Colombian government and the FARC signed a peace deal on September 26, 2016, which was amended after voters rejected it in the referendum held on October 2, 2016. The new agreement was signed on November 24, 2016 and was ratified by the Colombian Congress on November 30, 2016 and is being implemented after four years of negotiations. Pursuant to the peace agreements negotiated between the FARC and the Colombian government in 2016, the FARC occupies five seats in the Colombian Senate and five seats in the Colombian House of Representatives. The deal clarifies protection to private property, is expected to increase the government’s presence in rural areas and bans former rebels from running for office in certain newly created congressional districts in post-conflict zones. Colombia may experience an increase in internal security issues, drug-related crime and guerilla and paramilitary activities, which may have a negative effect on the Colombian economy. Our business or financial condition could be adversely affected by rapidly changing economic or social conditions, including the Colombian government’s response to implementation of the agreement with FARC and ongoing peace negotiations, if any, which may result in legislation that increases the tax burden of Colombian companies.

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

Legislation in the United States continues to evolve throughout 2023 relative to laws regulating marijuana. Subsequent to the 2023 elections, there are currently 46 states in the United States, plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. More states are considering permitting cannabis use. Although it has not been passed, Congress recently presented legislation which would decriminalize marijuana use federally and relegate legalization to state law.

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

Federal regulation and enforcement may adversely affect the implementation of adult use/medical Cannabis laws and regulations may negatively impact our revenues and profits. As of the date of this Annual Report, 46 states and the District of Columbia allow its citizens to use medical marijuana. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Each of the Obama, Trump and Biden administrations effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state designated laws allowing the use and distribution of medical cannabis. In October 2022, Biden pardoned all persons convicted of minor marijuana infractions.  In May 2017, Congress unveiled their new budget bill and as such, lawmakers included a provision, known as the Rohrabacher-Farr amendment, that allows states to carry on with crafting their own medical marijuana policies without fear of federal intervention. This bill was passed and as a result, no federal monies have been approved or appropriated to be used to enforce federal law in these cannabis program participating states.

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

Because the cannabis industry remains in a relatively nascent stage, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in us and, few, if any, established companies whose business model we can follow or upon whose success we can build. Accordingly, investors should rely on their own estimates regarding the potential size, economics and risks of the cannabis market in deciding whether to invest in our Common Shares. We are an early-stage company that has not generated net income. There can be no assurance that our growth estimates are accurate or that the cannabis market will be large enough for our business to grow as projected.

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

We award warrants or restricted stock units to management to incentivize their performance and retention. Any additional equity grants and any exercise of existing warrants or restricted stock units will cause our shareholders to be diluted and may negatively affect the price of the Common Shares.

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

As of the date of this 10-K, our executive officers and directors currently represent beneficial ownership, in the aggregate, of approximately 40.5% of our outstanding Common Shares. As a result, these shareholders may be able to influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These shareholders may have interests, with respect to their Common Shares, that are different from other shareholders, and the concentration of voting power among one or more of these shareholders may have an adverse effect on the price of our Common Shares. In addition, this concentration of ownership might adversely affect the market price of our Common Shares by:

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

There is no assurance that the Company’s will have insurance coverage sufficient to cover all claims to which the Company may become subject.

Our production is, in general, subject to different risks and hazards, including adverse weather conditions, fires, plant diseases and pest infestations, other natural phenomena, industrial accidents, labor disputes, changes in the legal and regulatory framework applicable to us and environmental contingencies.

We currently do not maintain insurance coverage over our production and facilities. We may not be able to maintain insurance of the type and amount desired at a reasonable cost. If we were to incur significant liability for which we were not fully insured, it could have an adverse effect on our business, financial condition and results of operations.

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

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for what was originally anticipated to be a Canada extraction and production facility. The Company made an upfront payment of $230,000 in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At August 31, 2022, Company had deposits of $2,656,695 to purchase prefabricated buildings. During the year ended August 31, 2023, the Company recorded a loss on impairment of deposit of $2,656,695 due to the legal proceedings described under “Business”.

Recently the Board of directors made a strategic decision to allocate all financial resources to the production of Colombian cannabis destined for international markets. After the company reaches profitability, the Company may revisit the use of this building.

Item 3. Legal Proceedings.

Other than the legal proceedings in Nevada involving retrieving our asset from the bankruptcy proceedings of another company as described under “Business”, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

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

	Low	High
August 31, 2023 to date	$0.06	$0.24
Year ended August 31, 2023	$0.14	$0.65
Quarter ended May 31, 2023	$0.14	$0.35
Quarter ended February 28, 2023	$0.20	$0.41
Quarter ended November 30, 2022	$0.23	$0.65
Year ended August 31, 2022	$0.43	$0.75
Quarter ended May 31, 2022	$0.72	$1.76
Quarter ended February 28, 2022	$1.75	$1.89
Quarter ended November 30, 2021	$1.05	$2.11

Holders

As of August 31, 2023, there were approximately 144 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date. Based on reports we have reviewed relative to such holders, we currently have at least 3,062 beneficial stockholders.

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

During the year ended August 31, 2023, the Company obtained gross proceeds of $990,952 through the sale of shares at $0.20 per share. Subsequent to the year ended August 31, 2023, the Company obtained an additional $346,000 for subscriptions at $0.20 per share.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the fiscal years ending August 31, 2023 and 2022.

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

Critical Accounting Policies

Business presentation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31. The significant accounting policies followed are:

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2023 and 2022.

Property and equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Farm facility and equipment	1-10 years straight-line basis
Office and computer equipment	5-10 years straight-line basis
Land equipment	10 years straight-line basis

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2023 and 2022.

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

Recent accounting pronouncements

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended August 31, 2023, are of significance or potential significance to the Company.

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

Results of Operations

Comparison of Results for the Fiscal Year ended August 31, 2023 compared to the Fiscal Year Ended August 31, 2022

Net Revenues

For the fiscal year ended August 31, 2023 the Company had $72,096 in revenues.  For the fiscal year ended August 31, 2022, the Company had $165,596 in revenues. We have a very limited operating history upon which to base an evaluation of our business and prospects. Our short operating history may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations.

Gross Margin

For the fiscal year ended August 31, 2023 the Company had a negative gross margin of $1,461,767 compared to a gross margin of $74,120 for the fiscal year ended August 31, 2022. The negative gross margin was due to an inventory write-off of $1,507,018 for the fiscal year ended August 31, 2023, compared to inventory write-off of $31,737 for the fiscal year ended August 31, 2022.

Expenses

For the fiscal year ended August 31, 2023 we had total operating expenses of $9,213,904, compared to total expenses of $15,612,973 for the fiscal year ended August 31, 2022. Of the operating expense for 2023, a total of $5,994,713 (2022 – $14,849,714) was operating expense and the remainder was non-recurring expenses which included interest expense of $385,453 (2022 – $219,307), loss on deposit impairment of $2,656,695 (2022 – $nil), loss on license acquisition advance of $150,000 (2022 – $nil), and accretion of $nil (2022 – $547,598). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Loss

For the fiscal year ended August 31, 2023, the Company had a net operating loss of $10,675,671 compared to a net loss of $15,538,853 for the fiscal year ended August 31, 2022. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Year Ended August 31, 2023	Year Ended August 31, 2022
Cash used in operating activities	$(1,956,779)	$(4,284,266)
Cash from financing activities	$2,068,160	$5,329,884
Cash used in investing activities	$(87,795)	$(1,205,369)
Effect of exchange rate change	$90,107	$(164,031)
Change in cash during the year	$23,586	$(159,751)
Cash, beginning of the year	$96,043	$419,825
Cash, end of the year	$209,736	$96,043

As at August 31, 2023, we had working deficit of $8,379,055, compared to working deficit of $5,665,758 for the fiscal year ended August 31, 2022. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of August 31, 2023, the Company had $470,580 in current assets, consisting principally of $209,736 in cash and $107,510 in inventory, as compared to $1,241,646 in current assets, consisting principally of $96,043 in cash and $998,988 in inventory as of August 31, 2022. As of August 31, 2023, other assets mainly include property plant and equipment of $1,417,192, as compared to deposits and advances of $2,869,825, and property plant and equipment of $1,444,038 as of August 31, 2022.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes.

Secured Convertible Notes

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and a right of set-off against all existing and future assets and property under the terms of a security agreement. The following table summarizes the Company’s secured convertible notes payable as of August 31, 2023 and 2022.

Issuance date	Maturity date as amended	Interest rate	Conversion price per share	Principal as at August 31, 2023	Principal as at August 31, 2022	Accrued interest as at August 31, 2023	Accrued interest as at August 31, 2022
1/23/2020	9/30/2022	10%	$1.25	200,000	200,000	58,575	38,575
1/23/2020	9/30/2022	10%	$1.25	200,000	200,000	38,630	18,630
9/29/2020	9/30/2022	10%	$1.25	63,341	63,341	33,540	27,206
10/26/2020	9/30/2022	10%	$1.25	37,613	37,613	10,706	6,945
11/11/2020	9/30/2022	10%	$1.25	85,937	85,937	24,087	15,493
12/2/2020	9/30/2022	10%	$1.25	600,000	600,000	164,712	104,712
1/7/2021	9/30/2022	10%	$1.25	300,000	300,000	52,521	22,521
3/26/2021	9/30/2022	10%	$1.25	18,000	18,000	4,379	2,579
3/26/2021	9/30/2022	10%	$1.25	100,000	100,000	24,274	14,274
4/30/2021	9/30/2022	10%	$1.00	100,000	100,000	23,370	13,370
4/29/2021	9/30/2022	10%	$1.00	180,000	180,000	42,016	24,016
7/25/2021	9/30/2022	10%	$1.25	35,000	35,000	7,336	3,836
7/25/2021	9/30/2022	10%	$1.25	15,000	15,000	3,144	1,644
10/1/2021	9/30/2022	10%	$1.00	100,000	100,000	19,123	9,123
10/25/2021	9/30/2022	10%	$1.00	100,000	100,000	18,466	8,466
12/23/2021	6/23/2022	10%	$1.25	100,000	100,000	16,877	6,877
12/23/2021	6/23/2022	10%	$1.25	100,000	100,000	16,877	6,877
1/11/2022	7/10/2022	10%	$1.25	150,000	150,000	24,534	9,534
1/31/2022	7/31/2022	10%	$1.25	100,000	100,000	15,808	5,808
3/29/2022	9/30/2022	10%	$1.25	500,000	500,000	71,233	21,233
6/16/2022	12/16/2022	10%	$1.25	250,000	250,000	30,206	5,206
11/28/2022	6/30/2023	10%	*	100,000	-	7,616	-
12/1/2022	6/30/2023	10%	*	70,000	-	5,236	-
12/7/2022	6/30/2023	10%	*	60,000	-	4,389	-
2/28/2023	4/30/2023	10%	*	150,000	-	7,562	-
5/17/2023	9/17/2023	10%	*	10,000	-	504	-
Total				3,724,891	3,334,891	725,721	366,925

*Conversion price is the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

The Company defaulted on all of the convertible notes above and is in process of amending the maturity dates and conversion prices. Refer to the consolidated financial statements for the history of modifications on each convertible note.

Equity Transactions

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

During the year ended August 31, 2023:

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

On August 21, 2023, the Company issued 1,525,000 shares of common stock at $0.20 per share for proceeds of $305,000.

On August 31, 2023, the Company issued 3,029,760 shares of common stock at $0.20 per share for proceeds of $605,952. In connection with the financing, the Company issued 1,000,000 warrants with a fair value of $204,452 as finder’s fees. Each warrant entitles the holder to acquire one common share at a price of $0.20 per share until July 30, 2025. The fair value of the finder’s warrants was calculated using the Black-Scholes option pricing model assuming the following weighted-average assumptions: a risk-free rate of 4.87%, no expected dividends or forfeiture rate, volatility of 160.87% and an expected life of 2 years.

At August 31, 2023, the Company had received $80,000 in cash for shares subscriptions at $0.20 per share. Subsequent to the year ended August 31, 2023, the Company received additional $346,000 in cash for share subscriptions at $0.20 per share and issued 250,000 shares for subscriptions received.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of Common Shares offered for sale in this offering, we believe that we will have sufficient cash resources to fund our plan of operations through the 4th quarter of  2024. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operating capacity in Colombia and Canada, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of August 31, 2023 the company had purchased property plant and equipment of $1,417,192 and paid net cash of $2,833,049 in deposits for an asset acquisition. As of August 31, 2022, the Company purchased property plant and equipment of $1,444,038 and paid net cash of $2,869,825 in deposits and advances for an asset acquisition.

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

Since the Board of Directors of the Company has determined to currently focus on the cannabis product, this project is currently on hold.

Xtreme Cubes Building

In June 2019, AM Biosciences signed the production and manufacturing contract to begin the manufacturing of the full building for the Canada extraction and production facility. The Company made an upfront payment of $230,000 USD in June 2019, an additional payment of $903,385 in August 2019 and an additional payment of $92,000 in March 2020. At August 31, 2022, Company had deposits of $2,656,695 to purchase prefabricated buildings. During the year ended August 31, 2023, the Company recorded a loss on impairment of deposit of $2,656,695 due to the legal proceedings described below.

In 2020, Allied signed a purchase agreement to acquire a Nevada state license and had the 9800 sq ft. modular building built in Nevada as well. Allied signed a 25 year lease with a publicly listed company called FIORE cannabis. In December 2022, FIORE cannabis went insolvent so the business assets were seized by the debt holders of that company. The Allied building was on that land. Needless to say the lease was cancelled and Allied submitted an application to gain possession of the building back and have it be excluded from the bankruptcy proceedings of FIORE. This is in process with the state of Nevada. We are not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $45,608,336 at August 31, 2023 and a net loss of $10,675,671 for the fiscal year ended August 31, 2023.

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

Item 8. Financial Statements and Supplementary Data.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Corp. (the Company) as of August 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses from operations, has a net capital deficiency, and has minimal revenue which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Houston, TX

December 14, 2023

ALLIED CORP. Consolidated Balance Sheets (Expressed in US Dollars)

	August 31, 2023	August 31, 2022

Assets
Current assets
Cash	$209,736	$96,043
Inventory (Note 3)	107,510	998,988
Other receivables	134,482	121,428
Prepaid expenses	18,852	25,187
Total current assets	470,580	1,241,646

Deposits and advances (Note 4)	26,354	2,869,825
Right-of-use assets (Note 7)	109,301	189,325
Property, plant and equipment (Note 5)	1,417,192	1,444,038
Intangible assets (Note 6)	40,301	44,773
Total assets	$2,063,728	$5,789,607

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,393,359	$1,607,862
Due to related parties (Note 11)	693,292	384,272
Current portion of lease liabilities (Note 7)	10,745	24,725
Loans payable (Note 8)	2,027,348	1,555,654
Secured convertible notes payable (Note 9)	3,724,891	3,334,891
Total current liabilities	8,849,635	6,907,404

Lease liabilities, net of current portion (Note 7)	98,556	164,600
Total liabilities	$8,948,191	$7,072,004

Stockholders’ deficit
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 101,592,914 shares issued and outstanding (93,967,594 – par value $0.0001 – August 31, 2022)	10,160	9,397
Additional paid in capital	39,404,667	33,999,090
Common stock issuable	80,000	540,000
Accumulated deficit	(45,608,336)	(34,932,665)
Accumulated other comprehensive loss	(770,954)	(898,219)

Total stockholders’ deficit	(6,884,463)	(1,282,397)
Total liabilities and stockholders’ deficit	$2,063,728	$5,789,607

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 20)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Operations and Comprehensive Loss (Expressed in US dollars)

	For the Year Ended August 31, 2023	For the Year Ended August 31, 2022
Revenues
Sales	$72,096	$165,596
Cost of sales (Note 3)	(1,533,863)	(91,476)
Gross margin	(1,461,767)	74,120

Expenses
Amortization and depreciation	137,046	82,589
Consulting fees (Note 10 and 11)	4,189,953	12,080,684
Foreign exchange loss (gain)	147,722	(1,393)
Interest expense and bank charges	477,750	467,451
Office and miscellaneous	590,374	1,133,560
Professional fees	439,603	1,031,091
Research and development	-	12,062
Travel	12,265	43,670
Loss on deposit impairment (Note 4)	(2,656,695)	-
Loss on license acquisition advance (Note 4)	(150,000)	-
Operating expenses	8,801,408	14,849,714
Loss before other items	(10,263,175)	(14,775,594)
Other income and expenses
Accretion	-	(547,598)
Bad debt recovery	-	3,646
Interest expense	(385,453)	(219,307)
Loss on debt extinguishment	(27,043)	-
Total other expenses	(412,496)	(763,259)
Net loss	(10,675,671)	(15,538,853)

Other comprehensive income (loss)
Foreign currency translation adjustments	127,265	(283,346)
Comprehensive loss	$(10,548,406)	$(15,822,199)

Basic and diluted loss per share	$(0.11)	$(0.17)

Weighted average number of common shares outstanding	96,797,714	92,098,050

 The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Stockholders’ Deficit (Expressed in US dollars)

	Common stock		Treasury stock		Additional			Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2021	79,858,867	$7,986	7,073,170	$707	$18,099,226	$929,985	$(19,393,812)	$(614,873)	$(970,781)

Shares issued from treasury	7,073,170	707	(7,073,170)	(707)	7,957,316	-	-	-	7,957,316
Shares issued for cash	6,659,557	666	-	-	5,141,571	(929,985)	-	-	4,212,252
Share issuance costs	-	-	-	-	(340,616)	-	-	-	(340,616)
Shares subscribed	-	-	-	-	-	540,000	-	-	540,000
Shares issued for finders fees	8,000	1	-	-	5,999	-	-	-	6,000
Shares issued in error not yet cancelled	368,000	37	-	-	(37)	-	-	-	-
Detachable warrants issued with convertible notes payable	-	-	-	-	120,310	-	-	-	120,310
Beneficial conversion feature	-	-	-	-	281,447	-	-	-	281,447
Stock-based compensation	-	-	-	-	2,733,874	-	-	-	2,733,874
Comprehensive loss for the year	-	-	-	-	-	-	(15,538,853)	(283,346)	(15,822,199)

Balance, August 31, 2022	93,967,594	9,397	-	-	33,999,090	540,000	(34,932,665)	(898,219)	(1,282,397)

  The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Stockholders’ Deficit (Expressed in US dollars)

	Common stock		Additional			Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	income (loss)	Total

Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)

Shares issued for cash	7,479,760	748	2,080,204	(540,000)	-	-	1,540,952
Share issuance costs	-	-	191,660	-	-	-	191,660
Shares subscribed	-	-	-	80,000	-	-	80,000
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	3,047,156	-	-	-	3,047,156
Comprehensive loss for the year	-	-	-	-	(10,675,671)	127,265	(10,548,406)

Balance, August 31, 2023	101,592,914	10,160	39,404,667	80,000	(45,608,336)	(770,954)	(6,884,463)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Cash Flows (Expressed in US dollars)

	For the Year Ended August 31, 2023	For the Year Ended August 31, 2022
Cash provided by (used in):

Operating activities
Net loss for the year	$(10,675,671)	$(15,538,853)
Adjustment to net loss for the period for non-cash items
Accretion	-	547,598
Accrued interest	857,146	238,646
Amortization and depreciation	137,046	82,589
Inventory write-down to net realizable value	1,507,018	31,737
Fair value of finder’s warrants	204,452	-
Loss on debt extinguishment	27,043	-
Loss on deposit impairment	2,656,695	-
Loss on license acquisition advance	150,000	-
Stock-based compensation - consulting services	-	3,584,392
Stock-based compensation - bonus shares	-	4,585,425
Stock-based compensation - options	3,047,156	2,733,874
Changes in non-cash working capital balance:
Increase in other receivables	(15,692)	(38,591)
Decrease in prepaid expenses	6,335	39,842
Decrease in deposits and advances	37,162	315,450
Increase (decrease) in accounts payable and accrued liabilities	212,686	(215,583)
Increase in due to related parties	339,020	136,752
Increase in inventory	(447,175)	(787,544)
	(1,956,779)	(4,284,266)
Investing activities
Purchase of intangible assets	(4,625)	(12,111)
Purchase of property, plant, and equipment	(83,170)	(1,193,258)
	(87,795)	(1,205,369)
Financing activities
Advance from related party	70,000	-
Proceeds of convertible notes payable	390,000	1,400,000
Repayment of loans payable	-	(387,750)
Repayment of convertible notes payable	-	(100,000)
Proceeds from the issuance of common stock	1,528,160	3,877,634
Proceeds for subscriptions of stock issuable	80,000	540,000
	2,068,160	5,329,884

Increase (decrease) in cash	23,586	(159,751)
Effect of exchange rate on changes of cash	90,107	(164,031)
Cash, beginning of year	96,043	419,825
Cash, end of year	$209,736	$96,043

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	401,990
Non-cash activities: See Note 17

 The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

On September 10, 2019, the Company was acquired in a reverse takeover (“RTO”) transaction and the RTO is considered a purchase of the Company’s net assets by AM (Advanced Micro) Biosciences, Inc. (“AM Biosciences”). For accounting purposes, the legal subsidiary, AM Biosciences has been treated as the acquirer and Allied Corp., the legal parent, has been treated as the acquiree. Accordingly, these consolidated financial statements reflect a continuation of the financial position, operating results, and cash flow of the Company’s legal subsidiary, AM Biosciences from the date of incorporation on September 13, 2018.

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at August 31, 2023, Allied Colombia has a licensed cannabis farm in Colombia.

b) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended August 31, 2023 of $10,675,671, has generated minimal revenue and as at August 31, 2023 has a working capital deficit of $8,379,055. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

c) Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. The Company plans to engage in cannabis-related activities in the United States, only if and when cannabis operations are federally legalized.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of August 31, 2023 and August 31, 2022.

c) Property, plant and equipment

Property, plant and equipment are stated at cost. The Company depreciates the cost of property, plant and equipment over their estimated useful lives at the following annual rates and methods:

Farm facility and equipment	1 - 10 years straight-line basis
Office and computer equipment	5 - 10 years straight-line basis
Land equipment	10 years straight-line basis

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

i) Research and development costs

Research and development costs are expensed as incurred. During the year ended August 31, 2023, the Company incurred research and development costs of $nil (August 31, 2022 – $12,062).

j) Advertising costs

Advertising costs are expensed as incurred. During the year ended August 31, 2023, the Company incurred advertising costs of $11,425 (August 31, 2022 – $391,740).

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of August 31, 2023 and August 31, 2022 other than cash.

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

r) Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended August 31, 2023, are of significance or potential significance to the Company.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

3. Inventory

Inventory is comprised of the following items:

	August 31, 2023	August 31, 2022

Work in progress	$80,094	$326,556
Finished goods	27,416	383,459
Inventory in transit	-	288,973
Total inventory	$107,510	$998,988

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

During the year ended August 31, 2023, the Company recorded a $43,861 write-off of inventory costs for CBD isolates and other derivative products to reduce to its net realizable value of $nil. In addition, the Company recorded additional $1,463,157 write-off of inventory costs to its net realizable value of $107,510. During the year ended August 31, 2022, the Company recorded a $31,737 write-off of inventory costs for products purchased for resale to reduce to its net realizable value of $nil.

4. Deposits and advances

	August 31, 2023	August 31, 2022

a) Towards the purchase of prefabricated buildings	$-	$2,656,695
b) Deposit towards a license acquisition	-	150,000
c) Prepayments for construction facility in Colombia	26,354	63,130
Total deposits and advances	$26,354	$2,869,825

a) In June 2019, the Company’s wholly owned subsidiary, AM Biosciences, signed a production and manufacturing contract to begin the manufacturing of the full building initially intended for the Canada extraction and production facility. The Company had determined to utilize these building assets in connection with potential United States operations in the State of Nevada upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States. In connection with that determination, on March 30, 2021, the Company’s wholly owned subsidiary, Allied US Products LLC, entered into a contingent asset purchase agreement (“Agreement”) to acquire two privileged licenses issued by the Nevada Department of Taxation purposed for the cultivation of cannabis (the “Licenses”). In consideration for the licenses, the Company agreed to pay $150,000, issue a $1,350,000 promissory note and assume certain liabilities. Concurrent with the execution of the Agreement, the Company’s wholly owned subsidiary, Tactical Relief LLC, agreed to enter into a 25-year land lease with the Fiore Subsidiary.

At August 31, 2022, Company had paid deposits of $2,656,695 to purchase the prefabricated buildings and $150,000 to purchase the licenses. At August 31, 2022, the Company had not yet received the buildings and the amounts have been recorded as deposits. In addition, the Agreement has not been closed and the payment of $150,00 has been recorded as a deposit.

As the Company made payments towards the purchase of the prefabricated buildings, various parts of the building were delivered to the property on the land lease. In December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had agreed to lease. In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada seeking injunctive relief to terminate the trustee’s sale or alternatively money damages. The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building. However, the trustee’s sale went forward and the successful bidder claimed that the buildings were part of the real property and that it became the owner of the buildings. As a result, the Company filed suit, seeking a declaration of the Company’s ownership of the buildings as the buildings were personal property and not a part of the real property. A status conference was held for December 13, 2023 and the Company is currently waiting for the next court date.

Due to the uncertainties of collectability, the Company recorded a loss on impairment of deposits during the year ended August 31, 2023. In addition, the Company recorded a loss on license acquisition advance of $150,000 during the year ended August 31, 2023 as the Agreement has effectively been terminated.

b) The Company paid certain vendors for the construction of farm facilities in Colombia in advance. At August 31, 2023, the prepayments totaled $26,354 (August 31, 2022 – $63,130).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

5. Property, plant and equipment

At August 31, 2023, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2022	$460,648	$1,152,822	$21,348	$27,150	$1,661,968
Additions	31,528	45,344	6,167	132	83,171
Transfer	(93,363)	93,363	-	-	-
Foreign exchange	30,936	54,844	2,437	2,243	90,460
August 31, 2023	$429,749	$1,346,373	$29,952	$29,525	$1,835,599

Accumulated depreciation
August 31, 2022	$-	$210,899	$4,084	$2,947	$217,930
Additions	-	167,747	2,953	2,663	173,363
Foreign exchange	-	25,913	663	538	27,114
August 31, 2023	$-	$404,559	$7,700	$6,148	$418,407

Net book value
August 31, 2022	$460,648	$941,923	$17,264	$24,203	$1,444,038
August 31, 2023	$429,749	$941,814	$22,252	$23,377	$1,417,192

As of August 31, 2023 and August 31, 2022, the construction in process has not been in use.

6. Intangible assets

At August 31, 2023, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	August 31, 2023 Net carrying value $	August 31, 2022 Net carrying value $

Cannabis licenses	5,451,409	(468,910)	(1,140,531)	(3,801,667)	40,301	44,773
	5,451,409	(468,910)	(1,140,531)	(3,801,667)	40,301	44,773

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

During the year ended August 31, 2023, the Company acquired $3,964 (COP 19,254,199) of licenses and Company recorded amortization of $9,097 (COP 41,315,205).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

On August 10, 2021, the Company entered into another lease for additional land in Colombia with monthly payment of $2,647 (COP9,970,675) for 12.5 hectares which is intended for use of outdoor cultivation, resulting in additional lease liabilities of $104,902. The lease is for 5 years, and expires in July 2026. Management has assessed the lease as an operating lease. Effective August 31, 2023, the Company terminated the lease. Pursuant to ASC 842-20 upon the termination of the lease, the Company derecognized the lease related asset and liability and included any consideration paid or received upon termination that was not already included in the lease payments in the gain or loss on termination of the lease.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At August 31, 2023, the Company did not have any finance leases.

At August 31, 2023, the weighted average remaining operating lease term was 6 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	24,079
Interest on lease liabilities	26,046

Total operating lease cost	50,125

The following table provides supplemental cash flow and other information related to leases for the year ended August 31, 2023:

$
Lease payments	50,125

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

Supplemental balance sheet information related to leases as of August 31, 2023 are as below:

$
Cost	282,273
Accumulated amortization	(55,220)
Lease termination	(61,928)
Foreign exchange	(55,824)

Net carrying value at August 31, 2023	109,301

Future minimum lease payments related to lease obligations are as follows:

$
2024	26,422
2025	26,422
2026	26,422
2027	26,422
2028	26,422
2029	26,422
2030	13,210

Total minimum lease payments	171,742

Less: amount of lease payments representing effects of discounting	(62,441)

Present value of future minimum lease payments	109,301

Less: current obligations under leases	(10,745)

Lease liabilities, net of current portion	98,556

8. Loans payable

a) In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the year ended August 31, 2023, the Company paid interest in the amount of $nil (2022 - $363,337). As of August 31, 2023, the Company has missed thirteen monthly payments and the balance owing is $1,742,648 (August 31, 2022 - $1,291,290).

b) On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company will make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the year ended August 31, 2023, the Company paid interest in the amount of $nil (2022 - $3,653). As of August 31, 2023, the Company has missed eighteen monthly payments and the balance owing is $284,700 (August 31, 2022 - $264,364).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion features and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

During the year ended August 31, 2023, the Company made interest payment of $nil (2022 - $20,000). As at August 31, 2023, the Company has recorded accrued interest of $97,205, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $400,000 (August 31, 2022 - $400,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $33,540, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $63,341 (August 31, 2022 - $63,341).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $10,706, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $37,613 (August 31, 2022 - $37,613).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $24,087, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $85,937 (August 31, 2022 - $85,937).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

 The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $164,712, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $600,000 (August 31, 2022 - $600,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

f) On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $52,521, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $300,000 (August 31, 2022 - $300,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $4,379, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $18,000 (August 31, 2022 - $18,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $24,274, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $23,370, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $42,016, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $180,000 (August 31, 2022 - $180,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

k) On July 25, 2021, the Company issued a convertible note with a face value of $35,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

i. First Modification:

On November 1, 2021, the Company entered into amendment to the convertible note. Pursuant to the amendment, the convertible note bears simple interest at 10% per annum. Pursuant to the amendment, the maturity date of the convertible note was amended to due on demand on or after March 31, 2022 for no additional consideration.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $7,336, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $35,000 (August 31, 2022 - $35,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

l) On July 25, 2021, the Company issued a convertible note with a face value of $15,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after January 25, 2022. The Note was convertible into shares of the Company’s common stock at any time prior to January 25, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

As at August 31, 2023, the Company has recorded accrued interest of $3,144, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $15,000 (August 31, 2022 - $15,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $19,123, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $18,466, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

o) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification.

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

As at August 31, 2023, the Company has recorded accrued interest of $16,877, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

p) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification.

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

As at August 31, 2023, the Company has recorded accrued interest of $16,877, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

q) On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification.

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

As at August 31, 2023, the Company has recorded accrued interest of $24,534, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $150,000 (August 31, 2022 - $150,000).

On July 10, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

r) On January 31, 2022, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 31, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 31, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification.

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

As at August 31, 2023, the Company has recorded accrued interest of $15,808, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $100,000).

On July 31, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

s) On March 29, 2022, the Company issued a convertible note with a face value of $500,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 30, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at August 31, 2023, the Company has recorded accrued interest of $71,233, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $500,000 (August 31, 2022 - $500,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

t) On June 16, 2022, the Company issued a convertible note with a face value of $250,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after December 16, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to December 16, 2022 at a conversion price of $1.25 per share.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at August 31, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at August 31, 2023, the Company has recorded accrued interest of $30,206, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $250,000 (August 31, 2022 - $250,000).

On December 16, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

As at August 31, 2023, the Company has recorded accrued interest of $7,616, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $100,000 (August 31, 2022 - $nil).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

As at August 31, 2023, the Company has recorded accrued interest of $5,236, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $70,000 (August 31, 2022 - $nil).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

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

As at August 31, 2023, the Company has recorded accrued interest of $4,389, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $60,000 (August 31, 2022 - $nil).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

As at August 31, 2023, the Company has recorded accrued interest of $7,562, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $150,000 (August 31, 2022 - $nil).

On April 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

y) On May 17, 2023, the Company issued a convertible note with a face value of $10,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 17, 2023. The Note is convertible into shares of the Company’s common stock at any time prior to September 17 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

As at August 31, 2023, the Company has recorded accrued interest of $504, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of August 31, 2023, the outstanding principal owing is $10,000 (August 31, 2022 - $nil).

On September 17, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

10. Equity

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

At August 31, 2022, the Company had received $540,000 in cash for share subscriptions at $0.40 per share.

During the year ended August 31, 2023:

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

On August 21, 2023, the Company issued 1,525,000 shares of common stock at $0.20 per share for proceeds of $305,000.

On August 31, 2023, the Company issued 3,029,760 shares of common stock at $0.20 per share for proceeds of $605,952. In connection with the financing, the Company issued 1,000,000 warrants with a fair value of $204,452 as finder’s fees. Each warrant entitles the holder to acquire one common share at a price of $0.20 per share until July 30, 2025. The fair value of the finder’s warrants was calculated using the Black-Scholes option pricing model assuming the following weighted-average assumptions: a risk-free rate of 4.87%, no expected dividends or forfeiture rate, volatility of 160.87% and an expected life of 2 years.

At August 31, 2023, the Company had received $80,000 in cash for shares subscriptions at $0.20 per share.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

	August 31, 2023	August 31, 2022
Consulting fees and benefits	$396,052	$369,079

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

	August 31, 2023	August 31, 2022

CEO and Director	$156,028	$80,892
COO and Director	201,612	143,816
An entity controlled by the CFO	84,962	46,387
An entity controlled by a Director	159,690	60,677
Director	91,000	52,500
	$693,292	$384,272

As of August 31, 2023, the Company had $693,292 (August 31, 2022 - $384,272) payable to related parties. From this amount, $623,292 (August 31, 2022 - $384,272) was for expenses incurred or expensed paid on behalf of the Company by the parties and $70,000 (August 31, 2022 - $nil) was for advances received from the parties.

c) Stock-based compensation

A $2,447,925 portion of the stock-based compensation – bonus shares (See Note 10) recorded in the year ended August 31, 2022 as consulting fees was for bonus shares issued to the CFO and COO described as follows:

On September 2, 2021, the Company issued 400,000 common shares from treasury at fair value of $450,000 to an entity controlled by the CFO as a bonus for past services provided.

On September 2, 2021, the Company issued 1,775,933 common shares from treasury at fair value of $1,997,925 to entities controlled by the COO and Director for as a bonus for past services provided.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

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

August 31, 2023
Balance in Canadian dollars:
Accounts payable	$(947,214)
Net exposure	(947,214)
Balance in US dollars:	$(700,032)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $70,003 for the year ended August 31, 2023 (August 31, 2022 – $53,595).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

August 31, 2023
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$415,100,982
Other receivables	539,704,008
Accounts payable	(3,669,893,803)
Net exposure	(2,715,088,813)
Balance in US dollars:	$(664,234)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $66,423 for the year ended August 31, 2023 (August 31, 2022 - $49,281).

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

14. Commitments

a) As of August 31, 2023, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) The Company has entered into leases for farm land in Colombia. See Note 7 for details.

c) The Company initiated litigation in the Judicial District Court in Clark County, Nevada in connection with ownership of prefabricated buildings. See Note 4 a) for details.

15. Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2022	7,704,135	1.23

Issued	1,000,000	0.20
Expired	(3,245,135)	1.25
Balance, August 31, 2023	5,459,000	1.06

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

As at August 31, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

2,545,999	1.25	October 20, 2023*
905,000	1.25	November 6, 2023*
36,000	1.25	November 24, 2023*
66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
20,000	1.25	March 7, 2024
67,733	1.25	May 27, 2024
1,000,000	0.20	July 30, 2025
5,459,000

* Expired subsequently

16. Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2022	6,000,000	0.44	3.85	144,000

Granted	6,140,000	0.24	4.63

Outstanding, August 31, 2023	12,140,000	0.25	3.70	55,900
Exercisable, August 31, 2023	11,456,667	0.25	3.70	48,400

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

On May 16, 2023, the Company modified the exercise price of the 6,000,000 options to $0.24 per share. The repricing was treated as a modification of the original awards and the additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date was calculated. The repricing resulted in incremental stock-based compensation expense of $14,506. Expense related to vested shares was expensed on the repricing date.

During the year ended August 31, 2023, the Company recorded stock-based compensation of $3,047,156 for options granted on the consolidated statement of operations. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended August 31, 2023	Year Ended August 31, 2022

Expected dividend yield	0%	0%
Expected volatility	162%	150%
Expected life (in years)	3.45	4.05
Risk-free interest rate	4.41%	3.38%

At August 31, 2023, there was $373,838 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

17. Non-cash activities

	For the Year Ended August 31, 2023	For the Year Ended August 31, 2022
Non-cash activities:
Shares issued from treasury for services		7,957,316
Fair value of warrants issued as finder’s fee	204,452	-
Beneficial conversion feature	-	281,447
Relative fair value of warrants issuable with convertible note	-	120,310
Fair value of shares issued on modification of convertible note	-	129,952
Fair value of shares issuable on modification of debt	-	8,268

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

Financial statement information by operating segment for the year ended August 31, 2023 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	3,799	(1,465,566)	(1,461,767)
Net loss	(8,123,159)	(2,552,512)	(10,675,671)
Depreciation and amortization	66,484	70,562	137,046
Total assets as of August 31, 2023	719,015	1,344,713	2,063,728

Geographic information for the year ended and as at August 31, 2023 is presented below:

	Gross Margin $	Total Assets $

Canada	3,799	719,015
Colombia	(1,465,566)	1,344,713
Total	(1,461,767)	2,063,728

19. Income taxes

At August 31, 2023, the Company has a net operating loss carryforward of approximately $20,588,000. The significant components of deferred income tax assets at August 31, 2023 and 2022 were as follows:

	August 31, 2023	August 31, 2022
Deferred tax asset:
Net operating loss carryforward	$5,095,000	$3,125,000
Less: valuation allowance	(5,095,000)	(3,125,000)
Net deferred income tax asset	$-	$-

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

As of August 31, 2023 and 2022, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2023 or 2022. No interest or penalties have been accrued as of August 31, 2023. As of August 31, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2023 and 2022 (Expressed in US dollars)

A reconciliation of the provision for income taxes at the combined statutory rate for the year ended August 31, 2023 and 2022 is as follows:

	August 31, 2023	August 31, 2022
Income tax benefit	$1,970,000	$925,000
Change in valuation allowance	(1,970,000)	(925,000)
Provision for income taxes	$-	$-

As of August 31, 2023, the Company had approximately $20,588,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

20. Subsequent events

a) Subsequent to the year ended August 31, 2023, the Company issued 250,000 shares for subscriptions received.

b) Subsequent to the year ended August 31, 2023, the Company the Company received $346,000 in cash for share subscriptions at $0.20 per share.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

Effective August 1, 2022, we engaged M&K CPAS, LLLC (“M&K”) to serve as our independent registered public accounting firm for our fiscal years ending August 31, 2023 and 2022. During our most recent fiscal year ending August 31, 2023 and 2022 we did not consult with M&K regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. While our initial assessment, completed on August 31, 2023 deemed internal controls effective, based upon a further evaluation of legal proceedings during our annual audit, which was conducted subsequent to August 31, 2023, we modified management’s initial estimates used in our asset impairment in a manner that caused audit adjustments. Accordingly, management concluded there was a material weakness in our internal control over financial reporting at August 31, 2023, based on the COSO framework criteria, since management lacked a formal policy of testing for impairment resulting in adjusting journal entries.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Intended Positions and Offices
Calum Hughes	Chairman of the Board, Chief Executive Officer and Director
Michael Moses	Chief Business Development Officer
Paul Bullock	Chief Operating Officer and Director
Jim Smeeding	Vice President of Pharmaceuticals and Director
Santiago Ribero	Vice President Corporate Development and Director
Ryan Maarschalk	Chief Financial Officer

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

 Michael Moses, Chief Business Development Officer

Entrepreneur with executional expertise in go to market, business strategy and partnership building with some of the largest philanthropy organizations in the UK. With experience in working with Engineering, Investment and Risk Management firms from across three continents, Michael brings a strong understanding of both the business needs to taking products to market. Masters in Electronic Engineering with Management from Imperial College London & Guest Lecturer at Imperial College Business School. His expertise, along with his network in the Cannabis industry, will be instrumental in identifying new opportunities and driving growth for the company.

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

Within Mr. Smeeding’s specialty pharmacy consultancy practice, Project Rx, Mr. Smeeding has offered management services to hospitals and pharmaceutical companies throughout the US. Mr. Smeeding has also been active in other Cannabis Based Medicines (CBM) research as a founder of CannaPharma Rx and has authored more than 85 peer-reviewed publications and has given hundreds of presentations.

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

Dr. Terry Johnston, Medical Advisor to the Board

Occupational Physician Doing Occupational medicals for Transport Canada Aviation & Marine, WorkSafeBC, Commerical Dive Medicals as well as DCBC, OGUK off shore Medicals, FAA class 1 examiner as well as fitness to work and pre-placement medicals. Audiometry, Resting and Stress EKGs, NIOSH Drug testing, Chester fitness test, Farnsworth and Titmus visual screening, Visia Facial Skin assessment. 10 years’ experience in Botox, fillers and skin rejuvenation.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended August 31, 2023, all forms required, if any, were filed with the SEC by such reporting persons.

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

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Number of stock options granted	Non-equity incentive plan compensation ($)	Change in pension value and nonqualifed deferred compensation earnings ($)	All other compensation ($)	Total ($)
Calum Hughes	2023	$112,311	-	-	-	-	-	$112,311
	2022	$119,205	-	-	-	-	-	$119,205
	2021	$118,756	-	-	-	-	-	$118,756
	2020	$169,460	-	-	-	-	-	$169,460
Paul Bullock	2023	$93,592	-	-	-	-	-	$93,592
	2022	$99,337	-	-	-	-	-	$99,337
	2021	$101,563	-	-	-	-	-	$101,563
	2020	$159,193	-	-	-	-	-	$159,193
Jim Smeeding	2023	$60,000	-	140,000	-	-	-	$60,000
	2022	$60,000	-	-	-	-	-	$60,000
	2021	$75,000	-	-	-	-	-	$75,000
	2020	$20,000	-	600,000	-	-	-	$20,000
Santiago Ribero	2023	$45,900	-	1,900,000	-	-	-	$45,900
	2022	$42,000	-	-	-	-	-	$42,000
	2021	$42,000	-	-	-	-	-	$42,000
	2020	$48,569	-	300,000	-	-	-	$48,569
Ryan Maarschalk	2023	$84,249	-	1,900,000	-	-	-	$84,249
	2022	$69,536	-	-	-	-	-	$69,536
	2021	$96,530	-	-	-	-	-	$96,530
	2020	$36,768	-	600,000	-	-	-	$36,768

               The following table summarizes the stock options granted during the year ended August 31, 2023.

Name	Number of options granted	Number of options exercisable	Exercise price	Expiry date
Jim Smeeding	140,000	140,000	$0.20	June 3, 2028
Ryan Maarschalk	1,900,000	1,900,000	$0.24	March 8, 2028
Santiago Ribero	1,900,000	1,900,000	$0.24	March 8, 2028

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

1.1. Effective September 1, 2023 the Company entered into an Interim Operating Agreement with Michael Moses pursuant to which he became Chief Business Development Officer. Pursuant to that agreement, the Company shall work to continue to achieve the revenue objectives of the Company through the sale of its product line including without limitation, the following two matters (together the “Triggering Event”): (i) obtain funding for the Company in the amount of $1,500,000, which aggregate sum must be raised within 60 days following the date on which the first amount is advanced (the “Finance Event”) and (ii) enter into a sales agreement(s) with a projected revenue stream for the first twelve months of a minimum of $500,000 aggregate sales (the “Contract Event”). Upon that Triggering Event, Moses has the option to enter into a Consulting Agreement pursuant to which he would assume the role of Chief Executive Officer.

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

During the year ended August 31, 2022, the Company granted 2,150,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 900,000 options are exercisable at $0.465 per share and 1,550,000 options are exercisable at $0.42 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.44 per share. During the year ended August 31, 2022, the Company recorded stock-based compensation of $2,733,874 on the consolidated statement of operations.

During the year ended August 31, 2023, the Company granted 6,140,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 6,000,000 options are exercisable at $0.24 per share and 140,000 options are exercisable at $0.20 per share. All options vested immediately on the grant date. The weighted average grant date fair value of stock options granted was $0.23 per share. During the year ended August 31, 2023, the Company recorded stock-based compensation of $3,047,156 on the consolidated statement of operations.

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

On May 16, 2023, the Company modified the exercise price of the 6,000,000 options to $0.24 per share. The repricing resulted in incremental stock-based compensation expense of $14,506. Expense related to vested shares was expensed on the repricing date.

During the year ended August 31, 2023, the Company granted 1,000,000 warrants as finder’s fees to the Chief Business Development Officer. The warrants expire five years after the grant date and are exercisable at $0.20 per share.

All compensation and stock option plans for executives and employees will be governed by the Compensation and Governance Committee.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits

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

Outstanding Stock Options or other Equity Awards

The following table summarizes the stock options and warrants we have issued during the fiscal year ended August 31, 2023.

Name	Issuance Date	Expiration Date	Exercise Price per Share ($)	Number of Stock Options or Warrants Granted
Jim Smeeding	June 3, 2023	June 3, 2028	$0.20	140,000
Michael Moses	July 30, 2023	July 30, 2025	$0.20	1,000,000
Ryan Maarschalk	March 8, 2023	March 8, 2023	$0.24	1,900,000
Santiago Ribero	March 8, 2023	March 8, 2023	$0.24	1,900,000

               The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free rate of 4.65%, no expected dividends or forfeiture rate, volatility of 167.41% and an expected life of 3.01 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of August 31, 2023 the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 10% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.

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

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage

Common Stock	Calum Hughes, Chief Executive Officer and Director	20,490,028	20.2%
Common Stock	Michael Moses, Chief Business Development Officer (2)	1,300,000	0.3%
Common Stock	Paul Bullock, Chief Operating Officer and Director (3)	9,967,969	9.8%
Common Stock	Jim Smeeding, Director (4)	831,667	0.1%
Common Stock	Oceanus Contracting Ltd (3)	9,114,652	9.0%
Common Stock	Ryan Maarschalk, Chief Financial Officer (5)	2,919,898	0.4%
Common Stock	0994091 BC, Ltd. (3)	862,317	0.8%
Common Stock	Santiago Ribero, Vice President Corporate Development and Director (6)	2,500,000	0.0%
Common Stock	All officers and directors (6 persons)	47,986,531	40.6%

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

(2)	Mr. Moses holds 300,000 shares and an additional 1,000,000 shares pursuant to warrants.
(3)

All shares are held through Oceanus Consulting Ltd and 0994091 BC Ltd. Mr. Paul James Bullock is the principal of Oceanus Contracting Ltd. and 09940901 BC Ltd., and consequently may be deemed to be the beneficial owner of shares held by such entities.

(4)	Mr. Smeeding holds 740,000 shares pursuant to options and an additional 91,667 shares are held by Adjudicate LLC, a company beneficially owned by Mr. Smeeding.
(5)	Mr. Maarschalk holds 2,500,000 shares pursuant to options and an additional 419,898 shares are held by Maarschalk Capital, Inc., a company beneficially owned by Mr. Maarschalk.
(6)	Mr. Ribero holds 2,500,000 shares pursuant to options.

Holders of Common Stock

As of August 31, 2023, there were approximately 144 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date. Based on reports we have reviewed relative to such holders, we currently have at least 3,062 beneficial stockholders.

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

	August 31, 2023	August 31, 2022
Consulting fees and benefits	$396,052	$369,079

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

	August 31, 2023	August 31, 2022
CEO and Director	$156,028	$80,892
COO and Director	201,612	143,816
An entity controlled by the CFO	84,962	46,387
An entity controlled by a director	159,690	60,677
Director	91,000	52,500
	$693,292	$384,272

As of August 31, 2023, the Company had $693,292 (August 31, 2022 - $384,272) payable to related parties for fees or expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended August 31, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $92,000.

Audit-Related Fees

$nil was billed in the fiscal year ended August 31, 2023 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

Tax Fees

$nil was billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the year ended August 31, 2023.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending August 31, 2023. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

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

71

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
10.21

Share Purchase Agreement between Dorson Commercial Corp. and AD (Advanced Micro) Biosciences, Inc. dated August 29, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.22

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated August 3, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.23

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated December 4, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.24

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.25

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated February 20, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.26

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated November 29, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.27

License for Medicolombia Cannabis A.S. from Republic of Columbia, National Narcotics Fund U.A.E., Ministry of Health and Social Protection dated January 13, 2020 (incorporated by reference to Exhibit 10.7 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

72

10.28

Settlement and Release Agreement between the Company and Anthony Zelen dated September 17, 2020 (incorporated by reference to Exhibit 10.29 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.29

Settlement and Release Agreement between the Company and David Weinkauf dated September 21, 2020 (incorporated by reference to Exhibit 10.30 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.30

Settlement and Release Agreement between the Company and Malcolm Davidson dated September 16, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.31

Convertible Promissory Note issued to Sawasawa Inc. September 30, 2020 (incorporated by reference to Exhibit 10.32 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.32

Convertible Promissory Note issued to Sawasawa Inc. November 7, 2020 (incorporated by reference to Exhibit 10.33 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.33

Convertible Promissory Note issued to Sawasawa, Inc. November 30, 2020 (incorporated by reference to Exhibit 10.34 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on August 31, 2020)

10.34

Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of May 7, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

10.35

Amendment No. 1 to Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of August 17, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

10.36

Convertible Promissory Note issued to Steve Moses on March 26, 2021 (incorporated by reference to Exhibit 10.36 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.37

Convertible Promissory Note issued to Tulip Enterprises LLC on March 26, 2021 (incorporated by reference to Exhibit 10.37 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.38

Convertible Promissory Note issued to Tulip Enterprises LLC on April 21, 2021 (incorporated by reference to Exhibit 10.38 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.39

Convertible Promissory Note issued to Steve Moses on April 30, 2021 (incorporated by reference to Exhibit 10.39 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.40

Convertible Promissory Note issued to Tulip Enterprises LLC on July 25, 2021 (incorporated by reference to Exhibit 10.40 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.41

Convertible Promissory Note issued to Steve Moses on July 25, 2021 (incorporated by reference to Exhibit 10.41 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.42

Convertible Promissory Note issued to Tulip Enterprises LLC on October 1, 2021 (incorporated by reference to Exhibit 10.42 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.43

Convertible Promissory Note issued to Tulip Enterprises LLC on October 25, 2021 (incorporated by reference to Exhibit 10.43 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.44

Convertible Promissory Note issued to Tulip Enterprises LLC on December 23, 2021 (incorporated by reference to Exhibit 10.44 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.45

Convertible Promissory Note issued to Steve Moses on December 23, 2021 (incorporated by reference to Exhibit 10.45 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.46

Convertible Promissory Note issued to Tulip Enterprises LLC on January 11, 2022 (incorporated by reference to Exhibit 10.46 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.47

Convertible Promissory Note issued to Tulip Enterprises LLC on January 31, 2022 (incorporated by reference to Exhibit 10.47 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.48

Convertible Promissory Note issued to 0994091 BC Ltd. on March 29, 2022 (incorporated by reference to Exhibit 10.48 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.49

Convertible Promissory Note issued to Mulsane Ltd. on June 16, 2022 (incorporated by reference to Exhibit 10.49 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.50

Form of Amendment for all outstanding convertible promissory notes September 30, 2022 (incorporated by reference to Exhibit 10.50 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.51	Interim Operating Agreement between the Company and Michael Moses dated as of September 1, 2023.
10.52	Consulting Agreement between the Company and Michael Moses
10.53

SOL NDA Forward Purchase Agreement dated February 8, 2023. (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

10.54

Australian Cannabis Group Forward Purchase Agreement dated May 30, 2023. (incorporated by reference to Exhibit 10.3 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

10.55

One Life  Labs Pty Ldt Forward Purchase Agreement dated November 13, 2023. (incorporated by reference to Exhibit 10.2 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

10.56

Term Sheet for Contract Manufacturing Services with Blossom Genetics Unipessoal Lda dated October 27, 2023. (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

73

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

December 14, 2023	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

December 14, 2023	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2023	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: December 14, 2023	/s/ Paul Bullock
Paul Bullock, Director

Date: December 14, 2023	/s/ Jim Smeeding
Jim Smeeding, Director

74