Form 10-Q
period 2023-11-30
Allied Corp.
filed 2024-01-16
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of November 30, 2023, there were 101,842,914 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at November 30, 2023 (unaudited) and August 31, 2023	4

Condensed consolidated interim statements of operations and comprehensive loss for the three months ended November 30, 2023 and 2022 (unaudited)	5

Condensed consolidated interim statements of stockholders’ deficit for the three months ended November 30, 2023 and 2022 (unaudited)	6

Condensed consolidated interim statements of cash flows for the three months ended November 30, 2023 and 2022 (unaudited)	7

Notes to the unaudited condensed consolidated interim financial statements	8

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	November 30, 2023	August 31, 2023

	(Unaudited)
Assets
Current assets
Cash	$39,594	$209,736
Inventory (Note 3)	246,014	107,510
Other receivables	154,931	134,482
Prepaid expenses	19,528	18,852
Total current assets	460,067	470,580

Deposits and advances (Note 4)	24,396	26,354
Right-of-use assets (Note 7)	108,894	109,301
Property, plant and equipment (Note 5)	1,376,728	1,417,192
Intangible assets (Note 6)	38,809	40,301
Total assets	$2,008,894	$2,063,728

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,465,731	$2,393,359
Due to related parties (Note 11)	812,212	693,292
Current portion of lease liabilities (Note 7)	11,376	10,745
Loans payable (Note 8)	2,145,271	2,027,348
Secured convertible notes payable (Note 9)	3,724,891	3,724,891
Total current liabilities	9,159,481	8,849,635

Lease liabilities, net of current portion (Note 7)	97,518	98,556
Total liabilities	$9,256,999	$8,948,191

Stockholders’ deficiency
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 101,842,914 shares issued and outstanding (101,592,914 – par value $0.0001 – August 31, 2023)	10,185	10,160
Additional paid in capital	39,598,295	39,404,667
Common stock issuable	376,000	80,000
Accumulated deficit	(46,445,009)	(45,608,336)
Accumulated other comprehensive loss	(787,576)	(770,954)

Total stockholders’ deficit	(7,248,105)	(6,884,463)
Total liabilities and stockholders’ deficit	$2,008,894	$2,063,728

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2023	For the Three Months Ended November 30, 2022
Revenues
Sales	$19,039	$69,625
Cost of sales (Note 3)	(2,003)	(25,958)
Gross margin	17,036	43,667

Expenses
Amortization and depreciation	35,419	26,160
Consulting fees (Note 10 and 11)	441,487	846,657
Foreign exchange loss (gain)	(48,321)	(3,230)
Interest expense and bank charges	118,646	118,742
Office and miscellaneous	150,975	70,006
Professional fees	60,789	177,190
Travel	1,847	7,441
Operating expenses	760,842	1,242,966
Loss before other items	(743,806)	(1,199,299)
Other income and expenses
Interest expense	(92,867)	(83,199)
Loss on debt extinguishment	-	(27,043)
Total other expenses	(92,867)	(110,242)
Net loss	(836,673)	(1,309,541)

Other comprehensive loss
Foreign currency translation adjustments	(16,622)	(154,000)
Comprehensive loss	$(853,295)	$(1,463,541)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	102,861,018	96,027,047

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

	Common stock		Additional			Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)

Shares issued for cash	2,925,000	292	1,169,708	(540,000)	-	-	630,000
Share issuance costs	-	-	(12,792)	-	-	-	(12,792)
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	545,171	-	-	-	545,171
Comprehensive loss for the year	-	-	-	-	(1,309,541)	(154,000)	(1,463,541)

Balance, November 30, 2022	97,038,154	9,704	35,787,734	-	(36,242,206)	(1,052,219)	(1,496,987)

	Common stock		Additional			Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2023	101,592,914	$10,160	$39,404,667	$80,000	$(45,608,336)	$(770,954)	$(6,884,463)

Shares issued for cash	250,000	25	49,975	(50,000)	-	-	-
Shares subscribed	-	-	-	346,000	-	-	346,000
Stock-based compensation	-	-	143,653	-	-	-	143,653
Comprehensive loss for the year	-	-	-	-	(836,673)	(16,622)	(853,295)

Balance, November 30, 2023	101,842,914	10,185	39,598,295	376,000	(46,445,009)	(787,576)	(7,248,105)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Three Months Ended November 30, 2023	For the Three Months Ended November 30, 2022
Cash provided by (used in):

Operating activities
Net loss for the period	$(836,673)	$(1,309,541)
Adjustment to net loss for the period for non-cash items
Accrued interest	210,790	201,122
Amortization and depreciation	35,419	26,160
Loss on debt extinguishment	-	27,043
Stock-based compensation - options	143,653	545,171
Changes in non-cash working capital balance:
(Increase) decrease in other receivables	(20,277)	7,369
(Increase) decrease in prepaid expenses	(676)	532
Decrease in deposits and advances	2,437	10,675
(Decrease) increase in accounts payable and accrued liabilities	(37,695)	142,028
Increase in due to related parties	118,920	15,368
Increase in inventory	(82,277)	(261,783)
	(466,379)	(595,856)
Investing activities
Purchase of property, plant, and equipment	-	(66,210)
	-	(66,210)
Financing activities
Proceeds of convertible notes payable	-	100,000
Proceeds from the issuance of common stock	-	617,208
Proceeds for subscriptions of stock issuable	346,000	-
	346,000	717,208

(Decrease) increase in cash	(120,379)	55,142
Effect of exchange rate on changes of cash	(49,763)	(33,515)
Cash, beginning of period	209,736	96,043
Cash, end of period	$39,594	$117,670

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	-
Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at November 30, 2023, Allied Colombia has a licensed cannabis farm in Colombia.

b)	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2023 of $836,673, has generated minimal revenue and as at November 30, 2023 has a working capital deficit of $8,699,414. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

c)	Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. The Company plans to engage in cannabis-related activities in the United States, only if and when cannabis operations are federally legalized.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

Business Presentation

These unaudited condense consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year end is August 31.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2023, and the results of its operations for the three months ended November 30, 2023, and cash flows for the three months ended November 30, 2023. The results of operations for the period ended November 30, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

a)	Principles of consolidation

These consolidated financial statements include accounts of Allied Corp. and its wholly-owned subsidiaries, including AM Biosciences, Allied US Products LLC, Tactical Relief LLC, Baleno Ltd. and Allied Colombia. Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

b)	Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2023 and August 31, 2023.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

Research and development costs are expensed as incurred. During the three months ended November 30, 2023, the Company incurred research and development costs of $nil (November 30, 2022 – $nil).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

j)	Advertising costs

Advertising costs are expensed as incurred. During the three months ended November 30, 2023, the Company incurred advertising costs of $195 (November 30, 2022 – $3,026).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2023 and August 31, 2023 other than cash.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2023, are of significance or potential significance to the Company.

3.	Inventory

Inventory is comprised of the following items:

	November 30, 2023	August 31, 2023

Work in progress	$65,125	$80,094
Finished goods	180,889	27,416
Inventory in transit	-
Total inventory	$246,014	$107,510

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

During the three months ended November 30, 2023, the Company recorded a $nil write-off of inventory costs to its net realizable value of $246,014.

During the year ended August 31, 2023, the Company recorded a $43,861 write-off of inventory costs for CBD isolates and other derivative products to reduce to its net realizable value of $nil. In addition, the Company recorded additional $1,463,157 write-off of inventory costs to its net realizable value of $107,510.

4.	Deposits and advances

	November 30, 2023	August 31, 2023

Prepayments for construction facility in Colombia	$24,396	$26,354
Total deposits and advances	$24,396	$26,354

The Company paid certain vendors for the construction of farm facilities in Colombia in advance. At November 30, 2023, the prepayments totaled $24,396 (August 31, 2023 – $26,354).

5.	Property, plant and equipment

At November 30, 2023, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2023	$429,749	$1,346,373	$29,952	$29,525	$1,835,599
Foreign exchange	8,577	13,601	598	589	23,365
November 30, 2023	$438,326	$1,359,974	$30,550	$30,114	$1,858,964

Accumulated depreciation
August 31, 2023	$-	$404,559	$7,700	$6,148	$418,407
Additions	-	54,970	973	733	56,676
Foreign exchange	-	6,844	172	137	7,153
November 30, 2023	$-	$466,373	$8,845	$7,018	$482,236

Net book value
August 31, 2023	$429,749	$941,814	$22,252	$23,377	$1,417,192
November 30, 2023	$438,326	$893,601	$21,705	$23,096	$1,376,728

As of November 30, 2023 and August 31, 2023, the construction in process has not been in use.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

6.	Intangible assets

At November 30, 2023, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	November 30, 2023 Net carrying value $	August 31, 2023 Net carrying value $

Cannabis licenses	5,451,409	(468,965)	(1,141,968)	(3,801,667)	38,809	40,301
	5,451,409	(468,965)	(1,141,968)	(3,801,667)	38,809	40,301

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

During the three months ended November 30, 2023, the Company recorded amortization of $1,437 (COP 6,523,994) (November 30, 2022 - $2,951 (COP 13,860,163)).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At November 30, 2023, the Company did not have any finance leases.

At November 30, 2023, the weighted average remaining operating lease term was 6 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

Operating lease cost:	$
Amortization of right-of-use assets	4,070
Interest on lease liabilities	2,540

Total operating lease cost	6,610

The following table provides supplemental cash flow and other information related to leases for the three months ended November 30, 2023:

$
Lease payments	6,610

Supplemental balance sheet information related to leases as of November 30, 2023 are as below:

$
Cost	159,870
Accumulated amortization	(27,092)
Foreign exchange	(23,884)

Net carrying value at November 30, 2023	108,894

Future minimum lease payments related to lease obligations are as follows:

$
2024	20,212
2025	26,949
2026	26,949
2027	26,949
2028	26,949
2029	26,949
2030	13,473

Total minimum lease payments	168,430

Less: amount of lease payments representing effects of discounting	(59,536)

Present value of future minimum lease payments	108,894

Less: current obligations under leases	(11,376)

Lease liabilities, net of current portion	97,518

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

8.	Loans payable

a)

In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the three months ended November 30, 2023, the Company paid interest in the amount of $nil (2022 - $nil). As of November 30, 2023, the Company has missed 17 monthly payments and the balance owing is $1,855,488 (August 31, 2023 - $1,742,648).

b)

On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company will make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the three months ended November 30, 2023, the Company paid interest in the amount of $nil (2022 - $nil). As of November 30, 2023, the Company has missed 21 monthly payments and the balance owing is $289,783 (August 31, 2023 - $284,700).

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

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion features and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $107,179 (August 31, 2023 - $97,205), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $400,000 (August 31, 2023 - $400,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $35,119 (August 31, 2023 - $33,540), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $63,341 (August 31, 2023 - $63,341).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $11,644 (August 31, 2023 - $10,706), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $37,613 (August 31, 2023 - $37,613).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $26,229 (August 31, 2023 - $24,087), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $85,937 (August 31, 2023 - $85,937).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $179,671 (August 31, 2023 - $164,712), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $600,000 (August 31, 2023 - $600,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $60,000 (August 31, 2023 - $52,521), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $300,000 (August 31, 2023 - $300,000).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

As at November 30, 2023, the Company has recorded accrued interest of $4,828 (August 31, 2023 - $4,379), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $18,000 (August 31, 2023 - $18,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $26,767 (August 31, 2023 - $24,274), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $25,863 (August 31, 2023 - $23,370), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

As at November 30, 2023, the Company has recorded accrued interest of $46,504 (August 31, 2023 - $42,016), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $180,000 (August 31, 2023 - $180,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $8,208 (August 31, 2023 - $7,336), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $35,000 (August 31, 2023 - $35,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $3,518 (August 31, 2023 - $3,144), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $15,000 (August 31, 2023 - $15,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $21,616 (August 31, 2023 - $19,123), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature and warrants do not meet derivative classification.

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

As at November 30, 2023, the Company has recorded accrued interest of $20,959 (August 31, 2023 - $18,466), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

o)

On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification.

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

As at November 30, 2023, the Company has recorded accrued interest of $19,370 (August 31, 2023 - $16,877), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification.

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

As at November 30, 2023, the Company has recorded accrued interest of $19,370 (August 31, 2023 - $16,877), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

q)

On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification.

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

As at November 30, 2023, the Company has recorded accrued interest of $28,274 (August 31, 2023 - $24,534), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $150,000 (August 31, 2023 - $150,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification.

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

As at November 30, 2023, the Company has recorded accrued interest of $18,301 (August 31, 2023 - $15,808), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On July 31, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

s)

On March 29, 2022, the Company issued a convertible note with a face value of $500,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 30, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at November 30, 2023, the Company has recorded accrued interest of $83,699 (August 31, 2023 - $71,233), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $500,000 (August 31, 2023 - $500,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at November 30, 2023, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at November 30, 2023, the Company has recorded accrued interest of $36,438 (August 31, 2023 - $30,206), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $250,000 (August 31, 2023 - $250,000).

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

As at November 30, 2023, the Company has recorded accrued interest of $10,110 (August 31, 2023 - $7,616), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

As at November 30, 2023, the Company has recorded accrued interest of $6,981 (August 31, 2023 - $5,236), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $70,000 (August 31, 2023 - $70,000).

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

As at November 30, 2023, the Company has recorded accrued interest of $5,885 (August 31, 2023 - $4,389), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $60,000 (August 31, 2023 - $60,000).

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

As at November 30, 2023, the Company has recorded accrued interest of $11,301, (August 31, 2023 - $7,562), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $150,000 (August 31, 2023 - $150,000).

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

As at November 30, 2023, the Company has recorded accrued interest of $754 (August 31, 2023 - $504), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of November 30, 2023, the outstanding principal owing is $10,000 (August 31, 2023 - $10,000).

On September 17, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

During the three months ended November 30, 2023:

On September 5, 2023, the Company issued 150,000 shares of common stock at $0.20 per share for $30,000 subscriptions received during the year ended August 31, 2023.

On October 20, 2023, the Company issued 100,000 shares of common stock at $0.20 per share for $20,000 subscriptions received during the year ended August 31, 2023.

At November 30, 2023, the Company had received $376,000 in cash for shares subscriptions at $0.20 per share.

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

a)	Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022

Consulting fees and benefits	$125,640	$97,041
Signing bonus	44,214	-
	$169,854	$97,041

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

b)	Amounts due to related parties

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

	November 30, 2023	August 31, 2023

Chief Executive Officer and Director	$168,607	$156,028
Chief Operating Officer and Director	212,981	201,612
An entity controlled by the Chief Financial Officer	94,559	84,962
Chief Business Development Officer	64,716	-
An entity controlled by a Director	174,690	159,690
Director	96,660	91,000
	$812,212	$693,292

As of November 30, 2023, the Company had $812,212 (August 31, 2023 - $693,292) payable to related parties. From this amount, $738,622 (August 31, 2023 - $623,292) was for expenses incurred or expensed paid on behalf of the Company by the parties and $70,000 (August 31, 2023 - $70,000) was for advances received from the parties.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

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

	November 30, 2023	November 30, 2022
Balance in Canadian dollars:
Cash and cash equivalents	$-	$20,119
Accounts receivable	-	5,088
Accounts payable and accrued liabilities	(1,090,094)	(759,049)
Net exposure	(1,090,094)	(733,842)
Balance in US dollars:	$(802,602)	$(543,264)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $80,260 for the three months ended November 30, 2023 (November 30, 2022 – $54,326).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

	November 30, 2023	November 30, 2022
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$161,740,742	$497,503,203
Other receivables	610,896,830	464,905,150
Accounts payable	(3,517,841,261)	(3,507,701,444)
Net exposure	(2,745,203,689)	(2,545,290,091)
Balance in US dollars:	$(685,005)	$(527,303)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $68,500 for the three months ended November 30, 2023 (November 30, 2022 - $52,730).

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

a)

As of November 30, 2023, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b)	The Company has entered into leases for farm land in Colombia. See Note 7 for details.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

c)

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

15.	Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2023	5,459,000	1.06

Expired	(3,486,999)	1.25
Balance, November 30, 2023	1,972,001	0.72

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

As at November 30, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

66,667	1.25	January 29, 2024
66,667	1.25	February 7, 2024
113,334	1.25	February 12, 2024
40,000	1.25	February 20, 2024
300,000	1.25	February 21, 2024
177,600	1.25	February 26, 2024
120,000	1.25	February 28, 2024
20,000	1.25	March 7, 2024
67,733	1.25	May 27, 2024
1,000,000	0.20	July 30, 2025
1,972,001

16.	Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2023	12,140,000	0.25	3.70	55,900

Granted	300,000	0.22	4.84

Outstanding, November 30, 2023	12,440,000	0.25	3.48	-
Exercisable, November 30, 2023	11,456,667	0.25	3.45	-

During the three months ended November 30, 2023, the Company recorded stock-based compensation of $143,653 (2022 - $545,171) for options granted and vested during the period as consulting fees on the consolidated statement of operations. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022

Expected dividend yield	0%	0%
Expected volatility	165%	150%
Expected life (in years)	5.00	4.05
Risk-free interest rate	4.60%	3.38%

At November 30, 2023, there was $276,661 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

17.	Non-cash activities

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022
Non-cash activities:
Shares issued to settle debt	-	59,529

18.	Segment disclosure

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

Financial statement information by operating segment for the three months ended November 30, 2023 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	-	17,036	17,036
Net loss	(640,462)	(196,211)	(836,673)
Depreciation and amortization	16,621	18,798	35,419
Total assets as of November 30, 2023	593,446	1,415,448	2,008,894

Geographic information for the three months ended and as at November 30, 2023 is presented below:

	Gross Margin $	Total Assets $
Canada	-	593,446
Colombia	17,036	1,415,448
Total	17,036	2,008,894

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements November 30, 2023 (Expressed in US dollars)

19.	Subsequent events

a)

On December 1, 2023, the Company issued 2,006,990 shares of common stock at $0.20 per share for $296,000 subscription received and proceeds of $105,398. In connection with the financing, the Company issued additional 42,000 shares of common stock with a fair value of $3,024 as finder’s fees.

b)

On December 4, 2023, the Company issued a secured convertible note with a face value of $50,000. The notes bear interest at 10% per annum and is due on demand on or after December 31, 2024. The note is convertible into shares of the Company’s common stock at any time prior to December 31, 2024 at a conversion price of $0.20 per share.

c)	On December 20, 2023, the Company modified the exercise prices and expiry dates for previously granted and unexercised options as follows:

Number of stock options	Exercise price before modification	Maturity date before modification	Modified exercise price	Modified maturity date
1,500,000	$0.25	February 1, 2026	$0.20	January 1, 2029
600,000	$0.22	February 1, 2026	$0.20	January 1, 2029
300,000	$0.25	May 1, 2027	$0.20	January 1, 2029
450,000	$0.22	May 1, 2027	$0.20	January 1, 2029
6,000,000	$0.24	March 8, 2028	$0.20	January 1, 2029
140,000	$0.20	June 3, 2028	$0.20	January 1, 2029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the three months ended November 30, 2023 and 2022.

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

The unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, the unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2023, and the results of its operations for the three months ended November 30, 2023, and cash flows for the three months ended November 30, 2023. The results of operations for the period ended November 30, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2023 and August 31, 2023.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2023 and August 31, 2023 other than cash.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2023, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2023 of $836,673, has generated minimal revenue and as at November 30, 2023 has a working capital deficit of $8,699,414. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities and debt financing with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months ended November 30, 2023 compared to the Three Months Ended November 30, 2022

Sales

For the three-month period ended November 30, 2023, the Company had revenue of $19,039 compared to revenue of $69,625 for the three-month period ended November 30, 2022.

Gross margin

For the three-month period ended November 30, 2023, the Company had a gross margin of $17,036 compared to a gross margin of $43,667 for the three-month period ended November 30, 2022.

Expenses

For the three-month period ended November 30, 2023, the Company had total expenses of $853,709, compared to total expenses of $1,379,166 for the three-month period ended November 30, 2022. Of the total expenses for the three-month period ended November 30, 2023, a total of $760,842 (November 30, 2022 - $1,242,966) was operating expenses and the remainder was non-recurring expenses which included interest expense of $92,867 (November 30, 2022 - $83,199) and loss on debt extinguishment of $nil (November 30, 2022 - $27,043). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent.

Net Loss

For the three-month period ended November 30, 2023, the Company had a net loss of $836,673 compared to a net loss of $1,309,541 for the three-month period ended November 30, 2022. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022
Cash used in operating activities	$(466,379)	$(595,856)
Cash used in investing activities	$-	$(66,210)
Cash from financing activities	$346,000	$717,208
(Decrease) increase in cash during the period	$(120,379)	$55,142
Effect of exchange rate change	$(49,763)	$(33,515)
Cash, beginning of period	$209,736	$96,043
Cash, end of period	$39,594	$117,670

As at November 30, 2023, we had working capital deficit of $8,699,414. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of November 30, 2023, the Company had $460,067 in current assets, consisting of $39,594 in cash, $246,014 in inventory, $154,931 in other receivables, and $19,528 in prepaid expenses. Other assets mainly include property, plant and equipment of $1,376,728, right-of-use assets of $108,894 and intangible assets of $38,809.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes.

Secured Convertible Notes

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and a right of set-off against all existing and future assets and property under the terms of a security agreement. The following table summarizes the Company’s secured convertible notes payable as of November 30, 2023 and August 31, 2023.

Issuance date	Maturity date as amended	Interest rate	Conversion price per share	Principal as at November 30, 2023	Principal as at August 31, 2023	Accrued interest as at November 30, 2023	Accrued interest as at August 31, 2023
1/23/2020	9/30/2022	10%	$1.25	200,000	200,000	63,562	58,575
1/23/2020	9/30/2022	10%	$1.25	200,000	200,000	43,617	38,630
9/29/2020	9/30/2022	10%	$1.25	63,341	63,341	35,119	33,540
10/26/2020	9/30/2022	10%	$1.25	37,613	37,613	11,644	10,706
11/11/2020	9/30/2022	10%	$1.25	85,937	85,937	26,229	24,087
12/2/2020	9/30/2022	10%	$1.25	600,000	600,000	179,671	164,712
1/7/2021	9/30/2022	10%	$1.25	300,000	300,000	60,000	52,521
3/26/2021	9/30/2022	10%	$1.25	18,000	18,000	4,828	4,379
3/26/2021	9/30/2022	10%	$1.25	100,000	100,000	26,767	24,274
4/30/2021	9/30/2022	10%	$1.00	100,000	100,000	25,863	23,370
4/29/2021	9/30/2022	10%	$1.00	180,000	180,000	46,504	42,016
7/25/2021	9/30/2022	10%	$1.25	35,000	35,000	8,208	7,336
7/25/2021	9/30/2022	10%	$1.25	15,000	15,000	3,518	3,144
10/1/2021	9/30/2022	10%	$1.00	100,000	100,000	21,616	19,123
10/25/2021	9/30/2022	10%	$1.00	100,000	100,000	20,959	18,466
12/23/2021	6/23/2022	10%	$1.25	100,000	100,000	19,370	16,877
12/23/2021	6/23/2022	10%	$1.25	100,000	100,000	19,370	16,877
1/11/2022	7/10/2022	10%	$1.25	150,000	150,000	28,274	24,534
1/31/2022	7/31/2022	10%	$1.25	100,000	100,000	18,301	15,808
3/29/2022	9/30/2022	10%	$1.25	500,000	500,000	83,699	71,233
6/16/2022	12/16/2022	10%	$1.25	250,000	250,000	36,438	30,206
11/28/2022	6/30/2023	10%	*	100,000	100,000	10,110	7,616
12/1/2022	6/30/2023	10%	*	70,000	70,000	6,981	5,236
12/7/2022	6/30/2023	10%	*	60,000	60,000	5,885	4,389
2/28/2023	4/30/2023	10%	*	150,000	150,000	11,301	7,562
5/17/2023	9/17/2023	10%	*	10,000	10,000	754	504
Total				3,724,891	3,724,891	818,588	725,721

*Conversion price is the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

The Company defaulted on all of the convertible notes above and is in process of amending the maturity dates and conversion prices. Refer to the consolidated financial statements for the history of modifications on each convertible note.

Subsequent to the period ended November 30, 2023, the Company issued a secured convertible note with a face value of $50,000. The notes bear interest at 10% per annum and is due on demand on or after December 31, 2024. The note is convertible into shares of the Company’s common stock at any time prior to December 31, 2024 at a conversion price of $0.20 per share.

Equity Transactions during the three months ended November 30, 2022

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

Equity Transactions during the three months ended November 30, 2023

On September 5, 2023, the Company issued 150,000 shares of common stock at $0.20 per share for $30,000 subscriptions received during the year ended August 31, 2023.

On October 20, 2023, the Company issued 100,000 shares of common stock at $0.20 per share for $20,000 subscriptions received during the year ended August 31, 2023.

At November 30, 2023, the Company had received $376,000 in cash for shares subscriptions at $0.20 per share.

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

Capital Expenditures

As of November 30, 2023 the company had purchased property plant and equipment of $1,376,728 and paid net cash of $2,833,049 for an asset acquisition. As of August 31, 2023 the company had purchased property plant and equipment of $1,417,192 and paid net cash of $2,833,049 for an asset acquisition.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $46,445,009 at November 30, 2023 and a net loss of $836,673 for the three months ended November 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 5, 2023, the Company issued 150,000 shares of common stock at $0.20 per share for $30,000 subscriptions received during the year ended August 31, 2023.

On October 20, 2023, the Company issued 100,000 shares of common stock at $0.20 per share for $20,000 subscriptions received during the year ended August 31, 2023.

At November 30, 2023, the Company had received $376,000 in cash for shares subscriptions at $0.20 per share.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Corp. (Registrant)

Date: January 16, 2024	By:	/s/Calum Hughes
Calum Hughes Chief Executive Officer and Director {Principal and Executive Officer}

Date: January 16, 2024	By:	/s/ Ryan Maarschalk
Ryan Maarschalk Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)

