Form 10-Q
period 2024-02-29
Allied Corp.
filed 2024-04-19
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 29, 2024, there were 105,816,904 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at February 29, 2024 (unaudited) and August 31, 2023	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended February 29, 2024 and February 28, 2023 (unaudited)	5

Condensed consolidated interim statements of stockholders’ deficit for the six months ended February 29, 2024 and February 28, 2023 (unaudited)	6

Condensed consolidated interim statements of cash flows for the six months ended February 29, 2024 and February 28, 2023 (unaudited)	7

Notes to the unaudited condensed consolidated interim financial statements	8

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	February 29, 2024	August 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$101,648	$209,736
Inventory (Note 3)	443,690	107,510
Other receivables	171,001	134,482
Prepaid expenses	50,748	18,852
Total current assets	767,087	470,580
Deposits and advances (Note 4)	19,083	26,354
Right-of-use assets (Note 7)	108,566	109,301
Property, plant and equipment (Note 5)	1,350,193	1,417,192
Intangible assets (Note 6)	44,874	40,301
Total assets	$2,289,803	$2,063,728

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,627,129	$2,393,359
Due to related parties (Note 11)	942,892	693,292
Current portion of lease liabilities (Note 7)	12,070	10,745
Loans payable (Note 8)	2,363,194	2,027,348
Secured convertible notes payable (Note 9)	3,774,891	3,724,891
Total current liabilities	9,720,176	8,849,635
Lease liabilities, net of current portion (Note 7)	96,496	98,556
Total liabilities	$9,816,672	$8,948,191
Stockholders’ deficiency
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 105,816,904 shares issued and outstanding (101,592,914 – par value $0.0001 – August 31, 2023)	10,582	10,160
Additional paid in capital	40,610,375	39,404,667
Common stock issuable	30,000	80,000
Accumulated deficit	(47,310,835)	(45,608,336)
Accumulated other comprehensive loss	(866,991)	(770,954)
Total stockholders’ deficit	(7,526,869)	(6,884,463)
Total liabilities and stockholders’ deficit	$2,289,803	$2,063,728

Nature of operations and going concern (Note 1)

Commitments (Note 14)

Subsequent events (Note 19)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023	For the Six Months Ended February 29, 2024	For the Six Months Ended February 28, 2023
Revenues
Sales	$-	$-	$19,039	$69,625
Cost of sales (Note 3)	-	-	(2,003)	(25,958)
Gross margin	-	-	17,036	43,667

Expenses
Amortization and depreciation	27,136	31,269	62,555	57,429
Consulting fees (Note 10 and 11)	481,829	813,878	923,316	1,660,535
Foreign exchange loss (gain)	(12,349)	365	(60,670)	(2,865)
Interest expense and bank charges	118,826	121,304	237,472	240,046
Office and miscellaneous	32,927	887,106	183,902	957,112
Professional fees	124,003	119,906	184,792	297,096
Travel	429	2,588	2,276	10,029
Operating expenses	772,801	1,976,416	1,533,643	3,219,382
Loss before other items	(772,801)	(1,976,416)	(1,516,607)	(3,175,715)
Other income and expenses
Interest expense	(93,025)	(87,821)	(185,892)	(171,020)
Loss on debt extinguishment	-	-	-	(27,043)
Total other expenses	(93,025)	(87,821)	(185,892)	(198,063)
Net loss	(865,826)	(2,064,237)	(1,702,499)	(3,373,778)

Other comprehensive loss
Foreign currency translation adjustments	(79,415)	696,142	(96,037)	542,142
Comprehensive loss	$(945,241)	$(1,368,095)	$(1,798,536)	$(2,831,636)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	105,792,245	97,038,154	104,205,478	96,529,807

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

	Common stock
	Number of shares	Amount	Additional paid in capital	Stock issuable	Accumulated deficit	Accumulated other comprehensive loss	Total

Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)

Shares issued for cash	2,925,000	292	1,169,708	(540,000)	-	-	630,000
Share issuance costs	-	-	(12,792)	-	-	-	(12,792)
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	545,171	-	-	-	545,171
Comprehensive loss for the year	-	-	-	-	(1,309,541)	(154,000)	(1,463,541)

Balance, November 30, 2022	97,038,154	9,704	35,787,734	-	(36,242,206)	(1,052,219)	(1,496,987)

Shares subscribed	-	-	-	240,952	-	-	240,952
Stock-based compensation	-	-	574,075	-	-	-	574,075
Comprehensive loss for the period	-	-	-	-	(2,064,237)	696,142	(1,368,095)

Balance, February 28, 2023	97,038,154	9,704	36,361,809	240,952	(38,306,443)	(356,077)	(2,050,055)

	Common stock
	Number of shares	Amount	Additional paid in capital	Stock issuable	Accumulated deficit	Accumulated other comprehensive loss	Total

Balance, August 31, 2023	101,592,914	$10,160	$39,404,667	$80,000	$(45,608,336)	$(770,954)	$(6,884,463)

Shares issued for cash	250,000	25	49,975	(50,000)	-	-	-
Shares subscribed	-	-	-	346,000	-	-	346,000
Stock-based compensation	-	-	143,653	-	-	-	143,653
Comprehensive loss for the year	-	-	-	-	(836,673)	(16,622)	(853,295)

Balance, November 30, 2023	101,842,914	10,185	39,598,295	376,000	(46,445,009)	(787,576)	(7,248,105)

Shares issued for cash	3,931,990	393	786,005	(346,000)	-	-	440,398
Share issuance costs	42,000	4	3,020	-	-	-	3,024
Stock-based compensation	-	-	223,055	-	-	-	223,055
Comprehensive loss for the period	-	-	-	-	(865,826)	(79,415)	(945,241)

Balance, February 29, 2024	105,816,904	10,582	40,610,375	30,000	(47,310,835)	(866,991)	(7,526,869)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Six Months Ended February 29, 2024	For the Six Months Ended February 28, 2023
Cash provided by (used in):

Operating activities
Net loss for the period	$(1,702,499)	$(3,373,778)
Adjustment to net loss for the period for non-cash items
Accrued interest	421,524	406,867
Amortization and depreciation	62,555	57,429
Loss on debt extinguishment	-	27,043
Stock-based compensation - options	366,708	1,119,246
Fair value of finder’s shares	3,024	-
Changes in non-cash working capital balance:
(Increase) decrease in other receivables	(30,232)	85,993
(Increase) decrease in prepaid expenses	(31,896)	7,038
Decrease in deposits and advances	8,214	24,086
(Decrease) increase in accounts payable and accrued liabilities	(43,690)	266,810
Increase in due to related parties	249,600	113,303
Increase in inventory	(248,109)	(459,605)
	(944,801)	(1,725,568)
Investing activities
Purchase of intangible assets	(6,501)	(3,964)
Purchase of property, plant, and equipment	(2,038)	(80,858)
	(8,539)	(84,822)
Financing activities
Advance from related parties	55,600	-
Proceeds from loan payable	100,000	-
Proceeds from convertible notes payable	50,000	380,000
Proceeds from the issuance of common stock	786,398	617,208
Proceeds for subscriptions of stock issuable	-	240,952
	991,998	1,238,160

Increase (decrease) in cash	38,658	(572,230)
Effect of exchange rate on changes of cash	(146,746)	641,127
Cash, beginning of period	209,736	96,043
Cash, end of period	$101,648	$164,940

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	-
Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at February 29, 2024, Allied Colombia has a licensed cannabis farm in Colombia.

b) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 29, 2024 of $1,702,499, has generated minimal revenue and as at February 29, 2024 has a working capital deficit of $8,953,089. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

c) Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. The Company plans to engage in cannabis-related activities in the United States, only if and when cannabis operations are federally legalized.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2024, and the results of its operations for the six months ended February 29, 2024, and cash flows for the six months ended February 29, 2024. The results of operations for the period ended February 29, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 29, 2024 and August 31, 2023.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

i) Research and development costs

Research and development costs are expensed as incurred. During the six months ended February 29, 2024, the Company incurred research and development costs of $nil (February 28, 2023 – $nil).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

j) Advertising costs

Advertising costs are expensed as incurred. During the six months ended February 29, 2024, the Company incurred advertising costs of $631 (February 28, 2023 – $4,913).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 29, 2024 and August 31, 2023 other than cash.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

r) Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective September 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 29, 2024, are of significance or potential significance to the Company.

3. Inventory

Inventory is comprised of the following items:

	February 29, 2024	August 31, 2023

Work in progress	$47,163	$80,094
Finished goods	396,527	27,416
Total inventory	$443,690	$107,510

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

During the six months ended February 29, 2024, the Company recorded a $nil write-off of inventory costs to its net realizable value of $443,690.

During the year ended August 31, 2023, the Company recorded a $43,861 write-off of inventory costs for CBD isolates and other derivative products to reduce to its net realizable value of $nil. In addition, the Company recorded additional $1,463,157 write-off of inventory costs to its net realizable value of $107,510.

4. Deposits and advances

	February 29, 2024	August 31, 2023

Prepayments for construction facility in Colombia	$19,083	$26,354
Total deposits and advances	$19,083	$26,354

The Company paid certain vendors for the construction of farm facilities in Colombia in advance. At February 29, 2024, the prepayments totaled $19,083 (August 31, 2023 – $26,354).

5.   Property, plant and equipment

At February 29, 2024, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2023	$429,749	$1,346,373	$29,952	$29,525	$1,835,599
Additions	-	2,038	-	-	2,038
Foreign exchange	18,310	29,083	1,276	1,258	49,927
February 29, 2024	$448,059	$1,377,494	$31,228	$30,783	$1,887,564

Accumulated depreciation
August 31, 2023	$-	$404,559	$7,700	$6,148	$418,407
Additions	-	100,686	1,614	1,492	103,792
Foreign exchange	-	14,514	363	295	15,172
February 29, 2024	$-	$519,759	$9,677	$7,935	$537,371

Net book value
August 31, 2023	$429,749	$941,814	$22,252	$23,377	$1,417,192
February 29, 2024	$448,059	$857,735	$21,551	$22,848	$1,350,193

As of February 29, 2024 and August 31, 2023, the construction in process has not been in use.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

6. Intangible assets

At February 29, 2024, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	February 29, 2024 Net carrying value $	August 31, 2023 Net carrying value $

Cannabis licenses	5,457,911	(468,035)	(1,143,335)	(3,801,667)	44,874	40,301
	5,457,911	(468,035)	(1,143,335)	(3,801,667)	44,874	40,301

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

During the six months ended February 29, 2024, the Company recorded amortization of $2,804 (COP 12,732,615) (February 28, 2023 - $5,683 (COP 26,881,413)).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term.  ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At February 29, 2024, the Company did not have any finance leases.

At February 29, 2024, the weighted average remaining operating lease term was 6 years and the weighted average discount rate associated with operating leases was 15%.

The components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	8,201
Interest on lease liabilities	5,277

Total operating lease cost	13,478

The following table provides supplemental cash flow and other information related to leases for the six months ended February 29, 2024:

$
Lease payments	13,478

Supplemental balance sheet information related to leases as of February 29, 2024 are as below:

$
Cost	159,870
Accumulated amortization	(30,077)
Foreign exchange	(21,227)

Net carrying value at February 29, 2024	108,566

Future minimum lease payments related to lease obligations are as follows:

$
2024	13,774
2025	27,547
2026	27,547
2027	27,547
2028	27,547
2029	27,547
2030	13,774

Total minimum lease payments	165,283

Less: amount of lease payments representing effects of discounting	(56,717)

Present value of future minimum lease payments	108,566

Less: current obligations under leases	(12,070)

Lease liabilities, net of current portion	96,496

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

8. Loans payable

a) In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and would make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company will make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company will make monthly payments of $37,613. For the remaining 24 months, the Company will make monthly payments of $66,288. If the first 6 monthly payments are made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the six months ended February 29, 2024, the Company paid interest in the amount of $nil (2023 - $nil). As of February 29, 2024, the Company has missed 20 monthly payments and the balance owing is $1,968,327 (August 31, 2023 - $1,742,648).

b) On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company will make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the six months ended February 29, 2024, the Company paid interest in the amount of $nil (2023 - $nil). As of February 29, 2024, the Company has missed 24 monthly payments and the balance owing is $294,867 (August 31, 2023 - $284,700).

c) On January 3, 2024, a holder of the Company’s convertible notes provided a short term loan of $100,000 (August 31, 2023 - $nil). The amount is unsecured, non-interest bearing, and due on demand.

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

The Company determined that there was no derivative liability associated with the Notes or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion features are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion features and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $117,041 (August 31, 2023 - $97,205), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $400,000 (August 31, 2023 - $400,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $36,681 (August 31, 2023 - $33,540), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $63,341 (August 31, 2023 - $63,341).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $12,572 (August 31, 2023 - $10,706), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $37,613 (August 31, 2023 - $37,613).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $28,348 (August 31, 2023 - $24,087), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $85,937 (August 31, 2023 - $85,937).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $194,465 (August 31, 2023 - $164,712), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $600,000 (August 31, 2023 - $600,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

f) On January 7, 2021, the Company issued a convertible note with a face value of $300,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after November 27, 2021. The Note was convertible into shares of the Company’s common stock at any time prior to April 23, 2021 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

As at February 29, 2024, the Company has recorded accrued interest of $67,397 (August 31, 2023 - $52,521), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $300,000 (August 31, 2023 - $300,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $5,272 (August 31, 2023 - $4,379), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $18,000 (August 31, 2023 - $18,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $29,233 (August 31, 2023 - $24,274), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $28,329 (August 31, 2023 - $23,370), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $50,942 (August 31, 2023 - $42,016), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $180,000 (August 31, 2023 - $180,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $9,071 (August 31, 2023 - $7,336), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $35,000 (August 31, 2023 - $35,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $3,888 (August 31, 2023 - $3,144), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $15,000 (August 31, 2023 - $15,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

As at February 29, 2024, the Company has recorded accrued interest of $24,082 (August 31, 2023 - $19,123), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note or warrants under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion feature would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion feature is not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature and warrants do not meet derivative classification.

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

As at February 29, 2024, the Company has recorded accrued interest of $23,425 (August 31, 2023 - $18,466), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On September 30, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

o) On December 23, 2021, the Company issued a convertible note with a face value of $100,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after June 23, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to June 23, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification.

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

As at February 29, 2024, the Company has recorded accrued interest of $21,836 (August 31, 2023 - $16,877), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification.

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

As at February 29, 2024, the Company has recorded accrued interest of $21,836 (August 31, 2023 - $16,877), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On June 23, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

q) On January 11, 2022, the Company issued a convertible note with a face value of $150,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after July 10, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to July 10, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification.

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

As at February 29, 2024, the Company has recorded accrued interest of $31,973 (August 31, 2023 - $24,534), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $150,000 (August 31, 2023 - $150,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification.

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

As at February 29, 2024, the Company has recorded accrued interest of $20,767 (August 31, 2023 - $15,808), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On July 31, 2022, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

s) On March 29, 2022, the Company issued a convertible note with a face value of $500,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 30, 2022. The Note is convertible into shares of the Company’s common stock at any time prior to September 30, 2022 at a conversion price of $1.25 per share.

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at February 29, 2024, the Company has recorded accrued interest of $96,028 (August 31, 2023 - $71,233), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $500,000 (August 31, 2023 - $500,000).

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

The Company determined that there was no derivative liability associated with the Note under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at February 29, 2024, the conversion feature does not meet derivative classification. In addition, it was determined that there was no beneficial conversion feature (“BCF”) as the stock price at the issuance date was less than the conversion price.

As at February 29, 2024, the Company has recorded accrued interest of $42,603 (August 31, 2023 - $30,206), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $250,000 (August 31, 2023 - $250,000).

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

As at February 29, 2024, the Company has recorded accrued interest of $12,575 (August 31, 2023 - $7,616), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $100,000 (August 31, 2023 - $100,000).

On June 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $8,707 (August 31, 2023 - $5,236), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $70,000 (August 31, 2023 - $70,000).

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

As at February 29, 2024, the Company has recorded accrued interest of $7,364 (August 31, 2023 - $4,389), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $60,000 (August 31, 2023 - $60,000).

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

As at February 29, 2024, the Company has recorded accrued interest of $15,000, (August 31, 2023 - $7,562), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $150,000 (August 31, 2023 - $150,000).

On April 30, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

As at February 29, 2024, the Company has recorded accrued interest of $786 (August 31, 2023 - $504), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $10,000 (August 31, 2023 - $10,000).

On September 17, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

z) On December 4, 2023, the Company issued a convertible note with a face value of $50,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after December 31, 2024. The Note is convertible into shares of the Company’s common stock at any time prior to December 31, 2024 at a conversion price equal to $0.20 per share.

As at February 29, 2024, the Company has recorded accrued interest of $1,178 (August 31, 2023 - $nil), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of February 29, 2024, the outstanding principal owing is $50,000 (August 31, 2023 - $nil).

10. Equity

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

During the six months ended February 28, 2024:

On September 5, 2023, the Company issued 150,000 shares of common stock at $0.20 per share for $30,000 subscriptions received during the year ended August 31, 2023.

On October 20, 2023, the Company issued 100,000 shares of common stock at $0.20 per share for $20,000 subscriptions received during the year ended August 31, 2023.

On December 1, 2023, the Company issued 1,730,000 shares of common stock at $0.20 per share for $346,000 subscriptions received during the year ended August 31, 2023.

On December 1, 2023, the Company issued 2,201,990 shares of common stock at $0.20 per share for proceeds of $440,398. In connection with the financing, the Company issued 42,000 shares with a fair value of $3,024 as a finder’s fee.

At February 29, 2024, the Company had received $30,000 in cash for shares subscriptions at $0.20 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

a) Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Consulting fees and benefits	$245,597	$195,231
Signing bonus	44,214	-
	$289,811	$195,231

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

	February 29, 2024	August 31, 2023
Chief Executive Officer and Director	$186,279	$156,028
Chief Operating Officer and Director	224,403	201,612
An entity controlled by the Chief Financial Officer	109,919	84,962
Chief Business Development Officer	87,932	-
An entity controlled by a Director	239,690	159,690
Director	94,669	91,000
	$942,892	$693,292

As of February 29, 2024, the Company had $942,892 (August 31, 2023 - $693,292) payable to related parties. From this amount, $817,292 (August 31, 2023 - $623,292) was for expenses incurred or expensed paid on behalf of the Company by the parties and $125,600 (August 31, 2023 - $70,000) was for advances received from the parties.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

	February 29, 2024	February 28, 2023
Balance in Canadian dollars:
Cash and cash equivalents	$-	$26,547
Accounts receivable	-	5,127
Accounts payable and accrued liabilities	(1,205,467)	(769,347)
Net exposure	(1,205,467)	(737,673)
Balance in US dollars:	$(888,333)	$(542,048)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $88,833 for the six months ended February 29, 2024 (February 28, 2023 – $54,205).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

	February 29, 2024	February 28, 2023
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$505,576	$684,128,157
Other receivables	660,410,427	139,323,503
Accounts payable	(3,557,034,154)	(4,158,486,022)
Net exposure	(2,896,118,151)	(3,335,034,362)
Balance in US dollars:	$(738,710)	$(686,690)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $73,871 for the six months ended February 29, 2024 (February 28, 2023 - $68,669).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

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

14. Commitments

a) As of February 29, 2024, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

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

As the Company made payments towards the purchase of the prefabricated buildings, various parts of the building were delivered to the property on the land lease. In December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had agreed to lease. In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada seeking injunctive relief to terminate the trustee’s sale or alternatively money damages. The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building. However, the trustee’s sale went forward and the successful bidder claimed that the buildings were part of the real property and that it became the owner of the buildings. As a result, the Company filed suit, seeking a declaration of the Company’s ownership of the buildings as the buildings were personal property and not a part of the real property. A status conference was held for December 13, 2023 and during a further status conference on April 3, 2024 the court strongly suggested to proceed with the litigation. As a consequence, further discussions are ongoing..

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

15. Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2023	5,459,000	1.06

Expired	(4,371,267)	1.25
Balance, February 29, 2024	1,087,733	0.28

As at February 29, 2024, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

20,000	1.25	March 7, 2024
67,733	1.25	May 27, 2024
1,000,000	0.20	July 30, 2025
1,087,733

16. Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2023	12,140,000	0.25	3.70	55,900

Granted	500,000	0.20	4.59	-
Unearned performance-based options	300,000	0.20	4.59	-

Outstanding, February 29, 2024	12,940,000	0.22	4.24	-
Exercisable, February 29, 2024	11,606,667	0.22	4.25	-

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

On December 20, 2024 the Company modified the exercise prices and maturity dates for previously granted and unexercised options as follows:

Number of stock options	Exercise price before modification	Maturity date before modification	Modified exercise price	Modified maturity date
1,500,000	$0.25	February 1, 2026	$0.20	January 1, 2029
600,000	$0.22	February 1, 2026	$0.20	January 1, 2029
300,000	$0.25	May 1, 2027	$0.20	January 1, 2029
450,000	$0.22	May 1, 2027	$0.20	January 1, 2029
6,000,000	$0.24	March 8, 2028	$0.20	January 1, 2029
140,000	$0.20	June 3, 2028	$0.20	January 1, 2029

There was no other modification to the vesting schedule of the previously issued options. As a result, 8,990,000 unexercised options originally granted to purchase common stock at prices ranging from $0.20 to $0.25 per share were repriced. The repricing was treated as a modification of the original awards and the additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date was calculated. The repricing resulted in incremental stock-based compensation expense of $56,964, which was valued with the Black-Scholes option pricing model with the following weighted average assumptions: the risk-free rate of 4.17%; expected life of 2.73 years; volatility of 180%; forfeiture rate and dividend yield of nil; and the exercise price of $0.20. Expense related to vested shares was expensed on the repricing date and expense related to unvested shares will be amortized over the remaining vesting period.

On January 1, 2024, the Company modified the exercise price and vesting terms for previously granted and unexercised options as follows:

Number of stock options	Exercise price before modification	Vesting terms before modification	Modified exercise price	Modified vesting terms
300,000	$0.22	100,000 on October 1, 2024 100,000 on October 1, 2025 100,000 on October 1, 2026	$0.20	150,000 on January 1, 2024 150,000 on September 30, 2024

In addition, the Company granted additional 500,000 performance-based options with an exercise price of $0.20 which will vest 2 years from the achievement of specified performance conditions. As a result, 300,000 unexercised options originally granted to purchase common stock $0.22 per share were repriced along with the grant of 500,000 performance-based options. The repricing was treated as a modification of the original awards and the additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date was calculated. The repricing resulted in incremental stock-based compensation expense of $39,413, which was valued with the Black-Scholes option pricing model with the following weighted average assumptions: the risk-free rate of 3.93%; expected life of 4.75 years; volatility of 178%; forfeiture rate and dividend yield of nil; and the exercise price of $0.20. Expense related to vested shares was expensed on the repricing date and expense related to unvested shares will be amortized over the remaining vesting period. As at February 29, 2024, conditions for 200,000 performance-based options have been met with 100,000 options vesting on January 28, 2026 and 100,000 vesting on February 13, 2026. The Company estimates that all 500,000 performance-based options will vest and elected to account for forfeitures as they occur.

During the six months ended February 29, 2024, the Company recorded stock-based compensation of $366,708 (2023 - $1,119,246) for options granted and vested during the period as consulting fees on the consolidated statement of operations. At February 29, 2024, there was $149,983 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

17. Non-cash activities

	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Non-cash activities:
Shares issued to settle debt	-	59,529
Shares issued as finder’s fee	3,024	-

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

Financial statement information by operating segment for the six months ended February 29, 2024 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	-	17,036	17,036
Net loss	(1,428,786)	(273,713)	(1,702,499)
Depreciation and amortization	33,242	29,313	62,555
Total assets as of February 29, 2024	692,889	1,596,914	2,289,803

Geographic information for the six months ended and as at February 29, 2024 is presented below:

	Gross Margin $	Total Assets $
Canada	-	692,889
Colombia	17,036	1,596,914
Total	17,036	2,289,803

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements February 29, 2024 (Expressed in US dollars)

19. Subsequent events

a) On March 1, 2024, the Chief Executive Officer transferred his 2,500,000 shares back to treasury and forgave accrued consulting fees payable of $75,336.

b) On March 20, 2024, the Vice President Corporate Development and Director resigned.

c) On April 9, 2024, the Company entered into a securities purchase agreement and agreed to sell 2,500,000 shares of common stock at $0.20 per share for gross proceeds of $500,000. Pursuant to the agreement, the purchaser shall have the option to designate a member of the Board of Directors upon an additional investment of $750,000 over a period of twelve months.

d) Subsequent to the period ended February 29, 2024, the Company amended the maturity dates of all convertible notes in default to December 31, 2024, and the conversion prices to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the six months ended February 29, 2024 and February 28, 2023.

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

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2024, and the results of its operations for the six months ended February 29, 2024, and cash flows for the six months ended February 29, 2024. The results of operations for the period ended February 29, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of February 29, 2024 and August 31, 2023.

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

Revenue recognition

The Company’s revenue is comprised of sales of cannabis and CBD products.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of February 29, 2024 and August 31, 2023 other than cash.

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective September 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended February 29, 2024, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the six months ended February 29, 2024 of $1,702,499, has generated minimal revenue and as at February 29, 2024 has a working capital deficit of $8,953,089. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities and debt financing with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months ended February 29, 2024 compared to the Three Months Ended February 28, 2023

Sales and gross margin

The Company did not have revenue for the three-month period ended February 29, 2024 and February 28, 2023.

Expenses

For the three-month period ended February 29, 2024, the Company had total expenses of $865,826, compared to total expenses of $2,064,237 for the three-month period ended February 28, 2023. Of the total expenses for the three-month period ended February 29, 2024, a total of $772,801 (February 28, 2023 - $1,976,416) was operating expenses and the remainder was non-recurring expenses which included interest expense of $93,025 (February 28, 2023 - $87,821). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The decrease in total expenses is primarily attributed to the decrease in consulting fees of $332,049 and decrease in office and miscellaneous expense of $854,179 from the three-month period ended February 28, 2023 to three-month period ended February 29, 2024.

Net Loss

For the three-month period ended February 29, 2024, the Company had a net loss of $865,826 compared to a net loss of $2,064,237 for the three-month period ended February 28, 2023. This was principally related to the expenses referenced in the previous paragraph.

Comparison of Unaudited Results for the Six Months ended February 29, 2024 compared to the Six Months Ended February 28, 2023

Sales

For the six-month period ended February 29, 2024, the Company had revenue of $19,039 compared to revenue of $69,625 for the six-month period ended February 28, 2023.

Gross margin

For the six-month period ended February 29, 2024, the Company had a gross margin of $17,036 compared to a gross margin of $43,667 for the six-month period ended February 28, 2023.

Expenses

For the six-month period ended February 29, 2024, the Company had total expenses of $1,719,535, compared to total expenses of $3,443,403 for the six-month period ended February 28, 2023. Of the total expenses for the six-month period ended February 29, 2024, a total of $1,533,643 (February 28, 2023 - $3,219,382) was operating expenses and the remainder was non-recurring expenses which included interest expense of $185,892 (February 28, 2023 - $171,020) and loss on debt extinguishment of $nil (February 28, 2023 - $27,043). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The decrease in total expenses is primarily attributed to the decrease in consulting fees of $737,219 and decrease in office and miscellaneous expense of $773,210 from the six-month period ended February 28, 2023, to three-month period ended February 29, 2024.

Net Loss

For the six-month period ended February 29, 2024, the Company had a net loss of $1,702,499 compared to a net loss of $3,373,778 for the three-month period ended February 28, 2023. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Cash used in operating activities	$(944,801)	$(1,725,568)
Cash used in investing activities	$(8,539)	$(84,822)
Cash from financing activities	$991,998	$1,238,160
Decrease in cash during the period	$38,658	$(572,230)
Effect of exchange rate change	$(146,746)	$641,127
Cash, beginning of period	$209,736	$96,043
Cash, end of period	$101,648	$164,940

As at February 29, 2024, we had working capital deficit of $8,953,089. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of February 29, 2024, the Company had $767,087 in current assets, consisting of $101,648 in cash, $443,690 in inventory, $171,001 in other receivables, and $50,748 in prepaid expenses. Other assets mainly include property, plant and equipment of $1,350,193, right-of-use assets of $108,566 and intangible assets of $44,874.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes.

Secured Convertible Notes

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and a right of set-off against all existing and future assets and property under the terms of a security agreement. The following table summarizes the Company’s secured convertible notes payable as of February 29, 2024 and August 31, 2023.

Issuance date	Maturity date as amended	Interest rate	Conversion price per share	Principal as at February 29, 2024	Principal as at August 31, 2023	Accrued interest as at February 29, 2024	Accrued interest as at August 31, 2023
1/23/2020	9/30/2022	10%	$1.25	200,000	200,000	68,493	58,575
1/23/2020	9/30/2022	10%	$1.25	200,000	200,000	48,548	38,630
9/29/2020	9/30/2022	10%	$1.25	63,341	63,341	36,681	33,540
10/26/2020	9/30/2022	10%	$1.25	37,613	37,613	12,572	10,706
11/11/2020	9/30/2022	10%	$1.25	85,937	85,937	28,348	24,087
12/2/2020	9/30/2022	10%	$1.25	600,000	600,000	194,465	164,712
1/7/2021	9/30/2022	10%	$1.25	300,000	300,000	67,397	52,521
3/26/2021	9/30/2022	10%	$1.25	18,000	18,000	5,272	4,379
3/26/2021	9/30/2022	10%	$1.25	100,000	100,000	29,233	24,274
4/30/2021	9/30/2022	10%	$1.00	100,000	100,000	28,329	23,370
4/29/2021	9/30/2022	10%	$1.00	180,000	180,000	50,942	42,016
7/25/2021	9/30/2022	10%	$1.25	35,000	35,000	9,071	7,336
7/25/2021	9/30/2022	10%	$1.25	15,000	15,000	3,888	3,144
10/1/2021	9/30/2022	10%	$1.00	100,000	100,000	24,082	19,123
10/25/2021	9/30/2022	10%	$1.00	100,000	100,000	23,425	18,466
12/23/2021	6/23/2022	10%	$1.25	100,000	100,000	21,836	16,877
12/23/2021	6/23/2022	10%	$1.25	100,000	100,000	21,836	16,877
1/11/2022	7/10/2022	10%	$1.25	150,000	150,000	31,973	24,534
1/31/2022	7/31/2022	10%	$1.25	100,000	100,000	20,767	15,808
3/29/2022	9/30/2022	10%	$1.25	500,000	500,000	96,028	71,233
6/16/2022	12/16/2022	10%	$1.25	250,000	250,000	42,603	30,206
11/28/2022	6/30/2023	10%	*	100,000	100,000	12,575	7,616
12/1/2022	6/30/2023	10%	*	70,000	70,000	8,707	5,236
12/7/2022	6/30/2023	10%	*	60,000	60,000	7,364	4,389
2/28/2023	4/30/2023	10%	*	150,000	150,000	15,000	7,562
5/17/2023	9/17/2023	10%	*	10,000	10,000	786	504
12/4/2023	12/31/2024	10%	$0.20	50,000	-	1,178	-
Total				3,774,891	3,724,891	911,399	725,721

*Conversion price is the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

The Company defaulted on all of the convertible notes above (except for the note issued on December 4, 2023). Subsequent to the period ended February 29, 2024, the Company amended the maturity dates of all convertible notes in default to December 31, 2024, and the conversion prices to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share. Refer to the consolidated financial statements for the history of modifications on each convertible note.

Equity Transactions during the six months ended February 28, 2023

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

Equity Transactions during the six months ended February 29, 2024

On September 5, 2023, the Company issued 150,000 shares of common stock at $0.20 per share for $30,000 subscriptions received during the year ended August 31, 2023.

On October 20, 2023, the Company issued 100,000 shares of common stock at $0.20 per share for $20,000 subscriptions received during the year ended August 31, 2023.

On December 1, 2023, the Company issued 1,730,000 shares of common stock at $0.20 per share for $346,000 subscriptions received during the year ended August 31, 2023.

On December 1, 2023, the Company issued 2,201,990 shares of common stock at $0.20 per share for proceeds of $440,398. In connection with the financing, the Company issued 42,000 shares with a fair value of $3,024 as a finder’s fee.

At February 29, 2024, the Company had received $30,000 in cash for shares subscriptions at $0.20 per share.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2024. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operating capacity in Colombia, Canada and the United States, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of February 29, 2024 the company had purchased property plant and equipment of $1,350,193 and paid net cash of $2,833,049 for an asset acquisition. As of August 31, 2023 the company had purchased property plant and equipment of $1,417,192 and paid net cash of $2,833,049 for an asset acquisition.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $47,310,835 at February 29, 2024 and a net loss of $1,702,499 for the six months ended February 29, 2024.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of convertible notes and equity securities. In addition, the Company has generated minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had determined to utilize these building assets in connection with potential United States operations in the State of Nevada upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). In connection with that determination, our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. (“Fiore Subsidiary”). We also entered into a 25 year land lease with the Fiory Subsidiary which we intended originally to use for this operation.

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

As the Company made payments towards the purchase of the prefabricated buildings, various parts of the building were delivered to the property on the land lease. In December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had agreed to lease. In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada seeking injunctive relief to terminate the trustee’s sale or alternatively money damages. The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building. However, the trustee’s sale went forward and the successful bidder claimed that the buildings were part of the real property and that it became the owner of the buildings. As a result, the Company filed suit, seeking a declaration of the Company’s ownership of the buildings as the buildings were personal property and not a part of the real property. A status conference was held for December 13, 2023 and during a further status conference on April 3, 2024 the court strongly suggested to proceed with the litigation.  As a consequence, further discussions are ongoing.

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

On December 1, 2023, the Company issued 1,730,000 shares of common stock at $0.20 per share for $346,000 subscriptions received during the year ended August 31, 2023.

On December 1, 2023, the Company issued 2,201,990 shares of common stock at $0.20 per share for proceeds of $440,398. In connection with the financing, the Company issued 42,000 shares with a fair value of $3,024 as a finder’s fee.

At February 29, 2024, the Company had received $30,000 in cash for shares subscriptions at $0.20 per share.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Corp.
(Registrant)

Date: April 19, 2024	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: April 19, 2024	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

