Form 10-Q
period 2024-05-31
Allied Corp.
filed 2024-07-18
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

As of May 31, 2024, there were 108,316,904 shares of common stock issued and outstanding.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at May 31, 2024 (unaudited) and August 31, 2023	4

Condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended May 31, 2024 and May 31, 2023 (unaudited)	5

Condensed consolidated interim statements of stockholders’ deficit for the nine months ended May 31, 2024 and May 31, 2023 (unaudited)	6

Condensed consolidated interim statements of cash flows for the nine months ended May 31, 2024 and May 31, 2023 (unaudited)	8

Notes to the unaudited condensed consolidated interim financial statements	9

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars)

	May 31, 2024	August 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$91,586	$209,736
Inventory (Note 3)	342,646	107,510
Other receivables	234,573	134,482
Prepaid expenses	48,446	18,852
Total current assets	717,251	470,580

Deposits and advances (Note 4)	20,725	26,354
Right-of-use assets (Note 7)	107,507	109,301
Property, plant and equipment (Note 5)	1,321,318	1,417,192
Intangible assets (Note 6)	43,048	40,301
Total assets	$2,209,849	$2,063,728

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,705,536	$2,393,359
Due to related parties (Note 11)	826,139	693,292
Current portion of lease liabilities (Note 7)	12,741	10,745
Loans payable (Note 8)	2,481,118	2,027,348
Secured convertible notes payable (Note 9)	3,774,891	3,724,891
Total current liabilities	9,800,425	8,849,635

Lease liabilities, net of current portion (Note 7)	94,767	98,556
Total liabilities	$9,895,192	$8,948,191

Stockholders’ deficiency
Preferred stock – 50,000,000 shares authorized, $0.0001 par value Nil shares issued and outstanding	$-	$-
Common stock – 300,000,000 shares authorized, $0.0001 par value; 105,816,904 shares issued and outstanding (101,592,914 – par value $0.0001 – August 31, 2023)	10,832	10,160
Additional paid in capital	41,315,633	39,404,667
Common stock issuable	30,000	80,000
Accumulated deficit	(48,202,258)	(45,608,336)
Accumulated other comprehensive loss	(839,550)	(770,954)

Total stockholders’ deficit	(7,685,343)	(6,884,463)
Total liabilities and stockholders’ deficit	$2,209,849	$2,063,728

Nature of operations and going concern (Note 1)

Commitments (Note 14)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars) (Unaudited)

	For the Three Months Ended May 31, 2024	For the Three Months Ended May 31, 2023	For the Nine Months Ended May 31, 2024	For the Nine Months Ended May 31, 2023
Revenues
Sales	$77,141	$-	$96,180	$69,625
Cost of sales (Note 3)	(21,664)	-	(23,667)	(25,958)
Gross margin	55,477	-	72,513	43,667

Expenses
Amortization and depreciation	35,567	33,611	98,122	91,040
Consulting fees (Note 11 and 16)	350,731	1,922,653	1,274,047	3,583,188
Foreign exchange loss (gain)	(33,054)	(378,307)	(93,724)	395,632
Interest expense and bank charges	118,625	118,812	356,097	358,858
Office and miscellaneous	324,429	320,983	508,331	501,291
Professional fees	53,558	53,990	238,350	351,086
Travel	1,076	726	3,352	10,755
Operating expenses	850,932	2,072,468	2,384,575	5,291,850
Loss before other items	(795,455)	(2,072,468)	(2,312,062)	(5,248,183)
Other income and expenses
Interest expense	(95,968)	(93,636)	(281,860)	(264,656)
Loss on debt extinguishment (Note 11)	-	-	-	(27,043)
Total other income (expenses)	(95,968)	(93,636)	(281,860)	(291,699)
Net loss	(891,423)	(2,166,104)	(2,593,922)	(5,539,882)

Other comprehensive loss
Foreign currency translation adjustments	27,441	(119,799)	(68,596)	422,343
Comprehensive loss	$(863,982)	$(2,285,903)	$(2,662,518)	$(5,117,539)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	106,387,556	97,007,719	104,938,146	96,690,862

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

	Common stock		Additional			Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)

Shares issued for cash	2,925,000	292	1,169,708	(540,000)	-	-	630,000
Share issuance costs	-	-	(12,792)	-	-	-	(12,792)
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	545,171	-	-	-	545,171
Comprehensive loss for the year	-	-	-	-	(1,309,541)	(154,000)	(1,463,541)

Balance, November 30, 2022	97,038,154	$9,704	$35,787,734	$-	$(36,242,206)	$(1,052,219)	$(1,496,987)

Shares subscribed	-	-	-	240,952	-	-	240,952
Stock-based compensation	-	-	574,075	-	-	-	574,075
Comprehensive loss for the period	-	-	-	-	(2,064,237)	696,142	(1,368,095)

Balance, February 28, 2023	97,038,154	$9,704	$36,361,809	$240,952	$(38,306,443)	$(356,077)	$(2,050,055)

Shares subscribed	-	-	-	205,000	-	-	205,000
Shares cancelled	(100,000)	(10)	10	-	-	-	-
Stock-based compensation	-	-	1,730,453	-	-	-	1,730,453
Comprehensive loss for the period	-	-	-	-	(2,166,104)	(119,799)	(2,285,903)

Balance, May 31, 2023	96,938,154	$9,694	$38,092,272	$445,952	$(40,472,547)	$(475,876)	$(2,400,505)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

	Common stock		Additional			Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2023	101,592,914	$10,160	$39,404,667	$80,000	$(45,608,336)	$(770,954)	$(6,884,463)

Shares issued for cash	250,000	25	49,975	(50,000)	-	-	-
Shares subscribed	-	-	-	346,000	-	-	346,000
Stock-based compensation	-	-	143,653	-	-	-	143,653
Comprehensive loss for the year	-	-	-	-	(836,673)	(16,622)	(853,295)

Balance, November 30, 2023	101,842,914	$10,185	$39,598,295	$376,000	$(46,445,009)	$(787,576)	$(7,248,105)

Shares issued for cash	3,931,990	393	786,005	(346,000)	-	-	440,398
Share issuance costs	42,000	4	3,020	-	-	-	3,024
Stock-based compensation	-	-	223,055	-	-	-	223,055
Comprehensive loss for the period	-	-	-	-	(865,826)	(79,415)	(945,241)

Balance, February 29, 2024	105,816,904	$10,582	$40,610,375	$30,000	$(47,310,835)	$(866,991)	$(7,526,869)

Shares issued for cash	2,500,000	250	499,750	-	-	-	500,000
Share issuance costs	-	-	(50,000)	-	-	-	(50,000)
Stock-based compensation	-	-	104,836	-	-	-	104,836
Related party debt forgiveness	-	-	150,672	-	-	-	150,672
Comprehensive loss for the period	-	-	-	-	(891,423)	27,441	(863,982)

Balance, May 31, 2024	108,316,904	$10,832	$41,315,633	$30,000	$(48,202,258)	$(839,550)	$(7,685,343)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the Nine Months Ended May 31, 2024	For the Nine Months Ended May 31, 2023
Cash provided by (used in):

Operating activities
Net loss for the period	$(2,593,922)	$(5,539,882)
Adjustment to net loss for the period for non-cash items
Accrued interest	635,630	524,790
Amortization and depreciation	152,386	91,040
Loss on debt extinguishment	-	27,043
Stock-based compensation - options	471,544	2,849,699
Fair value of finder’s shares	3,024	-
Changes in non-cash working capital balance:
(Increase) decrease in other receivables	(89,656)	(22,073)
(Increase) decrease in prepaid expenses	(29,594)	6,952
Decrease in deposits and advances	7,024	30,938
(Decrease) increase in accounts payable and accrued liabilities	(19,783)	401,565
Increase in due to related parties	257,919	180,884
Increase in inventory	(182,481)	(561,097)
	(1,387,909)	(2,010,141)
Investing activities
Purchase of intangible assets	(6,354)	(3,964)
Purchase of property, plant, and equipment	(2,710)	(81,567)
	(9,064)	(85,531)
Financing activities
Advance from related parties	25,600	70,000
Proceeds from loan payable	100,000	-
Proceeds from convertible notes payable	50,000	380,000
Proceeds from the issuance of common stock	1,236,398	617,208
Proceeds for subscriptions of stock issuable	-	445,952
	1,411,998	1,513,160

Increase (decrease) in cash	15,025	(582,512)
Effect of exchange rate on changes of cash	(133,175)	489,985
Cash, beginning of period	209,736	96,043
Cash, end of period	$91,586	$3,516

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	-	-
Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

On February 18, 2020, the Company acquired all the issued and outstanding share capital of a Colombian company, Allied Colombia S.A.S (“Allied Colombia”). The assets, liabilities and results of Allied Colombia are consolidated in these financial statements beginning from the February 18, 2020 acquisition date. As at May 31, 2024, Allied Colombia has a licensed cannabis farm in Colombia.

b) Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2024 of $2,593,922, has generated minimal revenue and as at May 31, 2024 has a working capital deficit of $9,083,174. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

c) Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. The Company plans to engage in cannabis-related activities in the United States, only if and when cannabis operations are federally legalized.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2024, and the results of its operations for the nine months ended May 31, 2024, and cash flows for the nine months ended May 31, 2024. The results of operations for the period ended May 31, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

b) Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2024 and August 31, 2023.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

i) Research and development costs

Research and development costs are expensed as incurred. During the nine months ended May 31, 2024, the Company incurred research and development costs of $nil (May 31, 2023 – $nil).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

j) Advertising costs

Advertising costs are expensed as incurred. During the nine months ended May 31, 2024, the Company incurred advertising costs of $631 (May 31, 2023 – $8,174).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2024 and August 31, 2023 other than cash.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2024, are of significance or potential significance to the Company.

3. Inventory

Inventory is comprised of the following items:

	May 31, 2024	August 31, 2023

Work in progress	$65,756	$80,094
Finished goods	276,890	27,416
Total inventory	$342,646	$107,510

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

During the nine months ended May 31, 2024, the Company recorded a $nil write-off of inventory costs to its net realizable value of $342,646.

During the year ended August 31, 2023, the Company recorded a $43,861 write-off of inventory costs for CBD isolates and other derivative products to reduce to its net realizable value of $nil. In addition, the Company recorded additional $1,463,157 write-off of inventory costs to its net realizable value of $107,510.

4. Deposits and advances

	May 31, 2024	August 31, 2023

Prepayments for construction facility in Colombia	$20,725	$26,354
Total deposits and advances	$20,725	$26,354

The Company paid certain vendors for the construction of farm facilities in Colombia in advance. At May 31, 2024, the prepayments totaled $20,725 (August 31, 2023 – $26,354).

5. Property, plant and equipment

At May 31, 2024, property, plant and equipment consisted of:

	Construction in process	Farm facility and equipment	Office and computer equipment	Land equipment	Total
Cost
August 31, 2023	$429,749	$1,346,373	$29,952	$29,525	$1,835,599
Additions	-	3,027	-	-	3,027
Foreign exchange	25,905	41,167	1,480	1,780	70,332
May 31, 2024	$455,654	$1,390,567	$31,432	$31,305	$1,908,958

Accumulated depreciation
August 31, 2023	$-	$404,559	$7,700	$6,148	$418,407
Additions	-	142,516	2,465	2,285	147,266
Foreign exchange	-	21,001	532	434	21,967
May 31, 2024	$-	$568,076	$10,697	$8,867	$587,640

Net book value
August 31, 2023	$429,749	$941,814	$22,252	$23,377	$1,417,192
May 31, 2024	$455,654	$822,491	$20,735	$22,438	$1,321,318

As of May 31, 2024 and August 31, 2023, the construction in process has not been in use.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

6. Intangible assets

At May 31, 2024, intangible assets consisted of:

	Cost $	Foreign exchange $	Accumulated amortization $	Accumulated impairment $	May 31, 2024 Net carrying value $	August 31, 2023 Net carrying value $

Cannabis licenses	5,457,763	(467,397)	(1,145,651)	(3,801,667)	43,048	40,301
	5,457,763	(467,397)	(1,145,651)	(3,801,667)	43,048	40,301

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

During the nine months ended May 31, 2024, the Company recorded amortization of $5,120 (COP 20,514,189) (May 31, 2023 - $7,344 (COP 34,438,943)).

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. At May 31, 2024, the Company did not have any finance leases.

At May 31, 2024, the remaining operating lease term was 5.76 years and the discount rate associated with operating lease was 15%.

The components of lease expenses were as follows:

$
Operating lease cost:
Amortization of right-of-use assets	8,158
Interest on lease liabilities	12,287

Total operating lease cost	20,445

The following table provides supplemental cash flow and other information related to the lease for the nine months ended May 31, 2024:

$
Lease payments	20,445

Supplemental balance sheet information related to the lease as of May 31, 2024 are as below:

$
Cost	159,870
Accumulated amortization	(33,175)
Foreign exchange	(19,188)

Net carrying value at May 31, 2024	107,507

Future minimum lease payments related to lease obligations are as follows:

$
2024	7,005
2025	28,014
2026	28,014
2027	28,014
2028	28,014
2029	28,014
2030	14,007

Total minimum lease payments	161,082

Less: amount of lease payments representing effects of discounting	(53,574)

Present value of future minimum lease payments	107,508

Less: current obligations under leases	(12,741)

Lease liabilities, net of current portion	94,767

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

8. Loans payable

a) In June 2020, the Company entered into a financing agreement to finance the buildings described in Note 4(a). Pursuant to the agreement, the Company financed $1,253,772 of the purchase price. The Company paid $71,023 at commencement date on May 29, 2020 and agreed to make six monthly interest payments of $37,613 commencing June 20, 2020 and repay the principal of $1,253,772 on November 20, 2020. The loan was extended after the initial maturity date. On December 27, 2021, the Company entered into an amendment agreement. Pursuant to the amendment, the Company agreed to make 27 monthly payments starting on January 20, 2022. For the first 3 months, the Company made monthly payments of $37,613. For the remaining 24 months, the Company was to make monthly payments of $66,288. Because the first 6 monthly payments were made on time, the Company may prepay the unamortized loan balance with a 2% penalty of the remaining balance. During the nine months ended May 31, 2024, the Company paid interest in the amount of $nil (2023 - $nil). As of May 31, 2024, the Company has missed 23 monthly payments and the balance owing is $2,081,167 (August 31, 2023 - $1,742,648).

b) On December 17, 2021, the Company entered into a financing agreement to finance an equipment purchase. On March 31, 2022, the agreement was amended to remove shipping charges. Pursuant to the amended agreement, the Company financed $295,543 of the purchase price with an interest rate of 8% per annum. The Company agreed to make 21 monthly principal and interest payments of $15,000 and a final payment of $633 in September 2023. During the nine months ended May 31, 2024, the Company paid interest in the amount of $nil (2023 - $nil). As of May 31, 2024, the Company has missed 27 monthly payments and the balance owing is $299,951 (August 31, 2023 - $284,700).

c) On January 3, 2024, a holder of the Company’s convertible notes provided a short-term loan of $100,000 (August 31, 2023 - $nil). The amount is unsecured, non-interest bearing, and due on demand.

9. Secured convertible notes payable

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and aright of set-off against all existing and future assets and property under the terms of a security agreement.

a) On May 17, 2023, the Company issued a convertible note with a face value of $10,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after September 17, 2023. The Note is convertible into shares of the Company’s common stock at any time prior to September 17 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.

As at May 31, 2024, the Company has recorded accrued interest of $1,041 (August 31, 2023 - $504), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2024, the outstanding principal owing is $10,000 (August 31, 2023 - $10,000).

On September 17, 2023, the Company defaulted on the Note and is in process of amending the maturity date and conversion price.

b) On December 4, 2023, the Company issued a convertible note with a face value of $50,000 (the “Note). The Note bears interest at 10% per annum and is due on demand after December 31, 2024. The Note is convertible into shares of the Company’s common stock at any time prior to December 31, 2024 at a conversion price equal to $0.20 per share.

As at May 31, 2024, the Company has recorded accrued interest of $2,452 (August 31, 2023 - $nil), which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

As of May 31, 2024, the outstanding principal owing is $50,000 (August 31, 2023 - $nil).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

c) On March 15, 2024 the Company amended the maturity dates of 25 convertible notes in default to December 31, 2024, and the conversion prices to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share. The convertible notes bear interest at 10% per annum. In addition, the Company consolidated the 25 convertible notes with common note holders to 8 convertible notes.

The following table provide a summary of the Company’s convertible notes:

Original issue date	Default date	Maturity date	Principal Balance May 31, 2024	Accrued Interest May 31, 2024	Principal Balance August 31, 2023	Accrued Interest August 31, 2023
1/23/2020	9/30/2022		$-	$-	$200,000	$48,603
1/23/2020	9/30/2022		-	-	200,000	48,602
9/29/2020	9/30/2022		-	-	63,341	33,540
10/26/2020	9/30/2022		-	-	37,613	10,706
11/11/2020	9/30/2022		-	-	85,937	24,087
12/2/2020	9/30/2022		-	-	600,000	164,712
1/7/2021	9/30/2022		-	-	300,000	52,521
3/26/2021	9/30/2022		-	-	18,000	4,379
3/26/2021	9/30/2022		-	-	100,000	24,274
4/29/2021	9/30/2022		-	-	180,000	42,016
4/30/2021	9/30/2022		-	-	100,000	23,370
7/25/2021	9/30/2022		-	-	35,000	7,336
7/25/2021	9/30/2022		-	-	15,000	3,144
10/1/2021	9/30/2022		-	-	100,000	19,123
10/25/2021	9/30/2022		-	-	100,000	18,466
12/23/2021	6/23/2022		-	-	100,000	16,877
12/23/2021	6/23/2022		-	-	100,000	16,877
1/11/2022	7/10/2022		-	-	150,000	24,534
1/31/2022	7/31/2022		-	-	100,000	15,808
3/29/2022	9/30/2022		-	-	500,000	71,233
6/16/2022	12/16/2022		-	-	250,000	30,206
11/28/2022	6/30/2023		-	-	100,000	7,616
12/1/2022	6/30/2023		-	-	70,000	5,236
12/7/2022	6/30/2023		-	-	60,000	4,389
2/28/2023	4/30/2023		-	-	150,000	7,562
5/17/2023	9/17/2023	On demand	10,000	1,041	10,000	504
12/4/2023		12/31/2024	50,000	2,452	50,000	-
3/15/2024		12/31/2024	570,000	159,121	-	-
3/15/2024		12/31/2024	200,000	53,644	-	-
3/15/2024		12/31/2024	286,891	97,486	-	-
3/15/2024		12/31/2024	660,000	218,646	-	-
3/15/2024		12/31/2024	1,015,000	252,190	-	-
3/15/2024		12/31/2024	233,000	65,261	-	-
3/15/2024		12/31/2024	500,000	108,767	-	-
3/15/2024		12/31/2024	250,000	48,973	-	-
			$3,774,891	$1,007,581	$3,774,891	$725,721

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

During the nine months ended May 31, 2024:

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

On April 9, 2024, the Company entered into a securities purchase agreement and agreed to sell 2,500,000 shares of common stock at $0.20 per share. Pursuant to the agreement, the purchaser shall have the option to designate a member of the Board of Directors upon an additional investment of $750,000 over a period of twelve months. On April 26, 2024, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000. On May 24, 2024, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000. In connection with the financing, the Company incurred finder’s fee of $50,000.

At May 31, 2024, the Company had received $30,000 in cash for shares subscriptions at $0.20 per share.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

a) Key management compensation and related party transactions

The Company has identified its directors and certain senior officers as its key management personnel. The compensation costs for key management personnel were as follows:

	Nine Months Ended May 31, 2024	Nine Months Ended May 31, 2023

Consulting fees and benefits	$361,994	$295,075
Signing bonus	44,214	-
	$406,208	$295,075

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

	May 31, 2024	August 31, 2023

Chief Executive Officer and Director	$125,480	$156,028
Chief Operating Officer and Director	153,600	201,612
An entity controlled by the Chief Financial Officer	113,048	84,962
Chief Business Development Officer	115,405	-
An entity controlled by a Director	224,690	159,690
Former director	93,916	91,000
	$826,139	$693,292

During the nine months ended May 31, 2024, the Chief Executive Officer and the Chief Operating Officer each forgave $75,336 of accrued consulting fees for a total of $150,672, which was recorded as a contribution to the Company’s equity on the consolidated statement of stockholders’ deficit.

As of May 31, 2024, the Company had $826,139 (August 31, 2023 - $693,292) payable to related parties. From this amount, $715,539 (August 31, 2023 - $623,292) was for expenses incurred or expensed paid on behalf of the Company by the parties and $110,600 (August 31, 2023 - $70,000) was for advances received from the parties.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

	May 31, 2024	May 31, 2023
Balance in Canadian dollars:
Cash and cash equivalents	$-	$4,668
Accounts payable and accrued liabilities	(1,043,023)	(891,774)
Net exposure	(1,043,023)	(887,106)
Balance in US dollars:	$(764,848)	$(652,140)

A 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $76,485 for the nine months ended May 31, 2024 (2023 – $65,214).

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

	May 31, 2024	May 31, 2023
Balance in Colombian Pesos dollars:
Cash and cash equivalents	$56,121,825	$377,295
Other receivables	894,314,811	607,511,501
Accounts payable	(3,424,536,043)	(3,920,117,647)
Net exposure	(2,474,099,407)	(3,312,228,851)
Balance in US dollars:	$(641,763)	$(744,572)

A 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $64,176 for the nine months ended May 31, 2024 (2023 – $74,457).

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

14. Commitments

a) As of May 31, 2024, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) The Company has entered into a lease for farm land in Colombia. See Note 7 for details.

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

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

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

15. Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, August 31, 2023	5,459,000	1.06

Expired	(4,459,000)	1.25
Balance, May 31, 2024	1,000,000	0.20

As at May 31, 2024, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

1,000,000	0.20	July 30, 2025

16. Stock options

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Balance, August 31, 2023	12,140,000	0.25	3.70	55,900

Granted	500,000	0.20	4.34	-
Unearned performance-based options	300,000	0.20	4.34	-

Outstanding, May 31, 2024	12,940,000	0.22	3.99	-
Exercisable, May 31, 2024	11,606,667	0.22	4.00	-

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

On December 20, 2024 the Company modified the exercise prices and maturity dates for previously granted and unexercised options as follows:

Number of stock options	Exercise price before modification	Maturity date before modification	Modified exercise price	Modified maturity date
1,500,000	$0.25	February 1, 2026	$0.20	January 1, 2029
600,000	$0.22	February 1, 2026	$0.20	January 1, 2029
300,000	$0.25	May 1, 2027	$0.20	January 1, 2029
450,000	$0.22	May 1, 2027	$0.20	January 1, 2029
6,000,000	$0.24	March 8, 2028	$0.20	January 1, 2029
140,000	$0.20	June 3, 2028	$0.20	January 1, 2029

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

In addition, the Company granted additional 500,000 performance-based options with an exercise price of $0.20 which will vest 2 years from the achievement of specified performance conditions. As a result, 300,000 unexercised options originally granted to purchase common stock $0.22 per share were repriced along with the grant of 500,000 performance-based options. The repricing was treated as a modification of the original awards and the additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date was calculated. The repricing resulted in incremental stock-based compensation expense of $39,413, which was valued with the Black-Scholes option pricing model with the following weighted average assumptions: the risk-free rate of 3.93%; expected life of 4.75 years; volatility of 178%; forfeiture rate and dividend yield of nil; and the exercise price of $0.20. Expense related to vested shares was expensed on the repricing date and expense related to unvested shares will be amortized over the remaining vesting period. As at May 31, 2024, conditions for 200,000 performance-based options have been met with 100,000 options vesting on January 28, 2026 and 100,000 vesting on February 13, 2026. The Company estimates that all 500,000 performance-based options will vest and elected to account for forfeitures as they occur.

During the nine months ended May 31, 2024, the Company recorded stock-based compensation of $471,544 (2023 - $2,849,699) for options granted and vested during the period as consulting fees on the consolidated statement of operations. At May 31, 2024, there was $45,146 of unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Plan.

ALLIED CORP. Notes to the unaudited condensed consolidated interim financial statements May 31, 2024 (Expressed in US dollars)

17. Non-cash activities

	Nine Months Ended May 31, 2024	Nine Months Ended May 31, 2023
Non-cash activities:
Shares issued to settle debt	-	59,529
Shares cancelled	-	10
Shares issued as finder’s fee	3,024	-
Related party debt forgiveness	150,672	-

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

Financial statement information by operating segment for the nine months ended May 31, 2024 is presented below:

	Allied $	Allied Colombia $	Total $
Gross margin	-	72,513	72,513
Net loss	(1,863,299)	(579,951)	(2,443,250)
Depreciation and amortization	49,863	48,259	98,122
Total assets as of May 31, 2024	637,997	1,571,852	2,209,849

Geographic information for the three months ended and as at May 31, 2024 is presented below:

	Gross Margin $	Total Assets $
Canada	-	637,997
Colombia	72,513	1,571,852
Total	72,513	2,209,849

Note 11 – Subsequent Events

Subsequent events have been evaluated through July 15, 2024, the date these financial statements were available to be released and noted no other events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the nine months ended May 31, 2024 and May 31, 2023.

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

References in this periodic report on Form 10-Q to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Colombia S.A.S., Baleno Ltd., Tactical Relief, LLC, and Allied US Products, LLC. Each of these corporations is a 100% wholly owned subsidiary of Allied and consequently report quarterly financials up to a consolidated quarterly submission.

We focus on the development of Colombian produced medicinal cannabis for patients with conditions potentially suitable for treatment. Such conditions include anxiety, insomnia, anorexia, chronic pain, epilepsy, chemotherapy-induced nausea and vomiting, post-traumatic stress disorder (PTSD), Parkinson’s disease, Tourette’s syndrome, irritable bowel syndrome (IBS) and spasticity associated with multiple sclerosis (MS) and spinal cord injury (SCI).

Our objective is to be a company that controls its own international vertically integrated supply chain, in order to maximize cash flow and profit margins. Our management team believes that having control over our supply chain should enable us to provide a consistent, rolling-harvest supply to the global cannabis community.

Given the average cost of production in North America being approximately $1.00 to $2.00 per gram, we believe our anticipated direct agricultural cost of raw flower to be in the range of $0.05 – $0.075 per gram.  Based on historical production of ours and other companies in the same region of cannabis these savings are a production afforded by our Colombian production and cultivation which should provide us a competitive advantage.

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

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2024, and the results of its operations for the nine months ended May 31, 2024, and cash flows for the nine months ended May 31, 2024. The results of operations for the period ended May 31, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of May 31, 2024 and August 31, 2023.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of May 31, 2024 and August 31, 2023 other than cash.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended May 31, 2024, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the nine months ended May 31, 2024 of $2,593,922, has generated minimal revenue and as at May 31, 2024 has a working capital deficit of $9,083,174. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities and debt financing with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months ended May 31, 2024 compared to the Three Months Ended May 31, 2023

Sales

For the three-month period ended May 31, 2024, the Company had revenue of $77,141 compared to no revenue for the three-month period ended May 31, 2023.

Gross margin

For the three-month period ended May 31, 2024, the Company had a gross margin of $55,477 compared to no gross margin for the three-month period ended May 31, 2023.

Expenses

For the three-month period ended May 31, 2024, the Company had total expenses of $968,564, compared to total expenses of $2,166,104 for the three-month period ended May 31, 2023. Of the total expenses for the three-month period ended May 31, 2024, a total of $850,932 (May 31, 2023 - $2,072,468) was operating expenses and the remainder was non-recurring expenses which included interest expense of $95,968 (May 31, 2023 - $93,636). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The decrease in total expenses is primarily attributed to the decrease in consulting fees of $1,571,922, offset by an increase of foreign exchange gain of $345,253 from the three-month period ended May 31, 2023 to three-month period ended May 31, 2024.

Net Loss

For the three-month period ended May 31, 2024, the Company had a net loss of $891,423 compared to a net loss of $2,166,104 for the three-month period ended May 31, 2023. This was principally related to the expenses referenced in the previous paragraph.

Comparison of Unaudited Results for the Nine months ended May 31, 2024 compared to the Nine months Ended May 31, 2023

Sales

For the nine-month period ended May 31, 2024, the Company had revenue of $96,180 compared to revenue of $69,625 for the nine-month period ended May 31, 2023.

Gross margin

For the nine-month period ended May 31, 2024, the Company had a gross margin of $72,513 compared to a gross margin of $43,667 for the nine-month period ended May 31, 2023.

Expenses

For the nine-month period ended May 31, 2024, the Company had total expenses of $2,666,435, compared to total expenses of $5,609,507 for the nine-month period ended May 31, 2023. Of the total expenses for the nine-month period ended May 31, 2024, a total of $2,384,575 (May 31, 2023 - $5,291,850) was operating expenses and the remainder was non-recurring expenses which included interest expense of $281,860 (May 31, 2023 - $264,656). The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The decrease in total expenses is primarily attributed to the decrease in consulting fees of $2,309,141, offset by an increase of foreign exchange gain of $489,356 from the nine-month period ended May 31, 2023 to nine-month period ended May 31, 2024.

Net Loss

For the nine-month period ended May 31, 2024, the Company had a net loss of $2,593,922 compared to a net loss of $5,539,882 for the nine-month period ended May 31, 2023. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Nine months Ended May 31, 2024	Nine months Ended May 31, 2023
Cash used in operating activities	$(1,387,909)	$(2,010,141)
Cash used in investing activities	$(9,064)	$(85,531)
Cash from financing activities	$1,411,998	$1,513,160
Increase (decrease) in cash during the period	$15,025	$(582,512)
Effect of exchange rate change	$(133,175)	$489,985
Cash, beginning of period	$209,736	$96,043
Cash, end of period	$91,586	$3,516

As at May 31, 2024, we had working capital deficit of $9,083,174. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of May 31, 2024, the Company had $717,251 in current assets, consisting of $91,586 in cash, $342,646 in inventory, $234,573 in other receivables, and $48,446 in prepaid expenses. Other assets mainly include property, plant and equipment of $1,321,318, right-of-use assets of $107,507 and intangible assets of $43,048.

To date, the Company has financed its operations through equity sales and through the sale of convertible notes.

Secured Convertible Notes

The Company has granted each and every of the secured convertible note holders a continuing security interest in, a general lien upon, and a right of set-off against all existing and future assets and property under the terms of a security agreement.

On May 17, 2023, the Company issued a convertible note with a face value of $10,000. The note bears interest at 10% per annum and is due on demand after September 17, 2023. The note is convertible into shares of the Company’s common stock at any time prior to September 17 at a conversion price equal to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share.  On September 17, 2023, the Company defaulted on the note and is in process of amending the maturity date and conversion price.

On December 4, 2023, the Company issued a convertible note with a face value of $50,000. The note bears interest at 10% per annum and is due on demand after December 31, 2024. The note is convertible into shares of the Company’s common stock at any time prior to December 31, 2024 at a conversion price equal to $0.20 per share.

On March 15, 2024 the Company amended the maturity dates of 25 convertible notes in default to December 31, 2024, and the conversion prices to the lesser of 80% of the twenty-day average closing price per share (but not less than $0.20 per share) or $0.50 per share. The convertible notes bear interest at 10% per annum. In addition, the Company consolidated the 25 convertible notes with common note holders to 8 convertible notes.

The following table summarizes the Company’s secured convertible notes payable as of May 31, 2024 and August 31, 2023.

Original issue date	Default date	Maturity date	Principal Balance May 31, 2024	Accrued Interest May 31, 2024	Principal Balance August 31, 2023	Accrued Interest August 31, 2023
1/23/2020	9/30/2022		$-	$-	$200,000	$48,603
1/23/2020	9/30/2022		-	-	200,000	48,602
9/29/2020	9/30/2022		-	-	63,341	33,540
10/26/2020	9/30/2022		-	-	37,613	10,706
11/11/2020	9/30/2022		-	-	85,937	24,087
12/2/2020	9/30/2022		-	-	600,000	164,712
1/7/2021	9/30/2022		-	-	300,000	52,521
3/26/2021	9/30/2022		-	-	18,000	4,379
3/26/2021	9/30/2022		-	-	100,000	24,274
4/29/2021	9/30/2022		-	-	180,000	42,016
4/30/2021	9/30/2022		-	-	100,000	23,370
7/25/2021	9/30/2022		-	-	35,000	7,336
7/25/2021	9/30/2022		-	-	15,000	3,144
10/1/2021	9/30/2022		-	-	100,000	19,123
10/25/2021	9/30/2022		-	-	100,000	18,466
12/23/2021	6/23/2022		-	-	100,000	16,877
12/23/2021	6/23/2022		-	-	100,000	16,877
1/11/2022	7/10/2022		-	-	150,000	24,534
1/31/2022	7/31/2022		-	-	100,000	15,808
3/29/2022	9/30/2022		-	-	500,000	71,233
6/16/2022	12/16/2022		-	-	250,000	30,206
11/28/2022	6/30/2023		-	-	100,000	7,616
12/1/2022	6/30/2023		-	-	70,000	5,236
12/7/2022	6/30/2023		-	-	60,000	4,389
2/28/2023	4/30/2023		-	-	150,000	7,562
5/17/2023	9/17/2023	On demand	10,000	1,041	10,000	504
12/4/2023		12/31/2024	50,000	2,452	50,000	-
3/15/2024		12/31/2024	570,000	159,121	-	-
3/15/2024		12/31/2024	200,000	53,644	-	-
3/15/2024		12/31/2024	286,891	97,486	-	-
3/15/2024		12/31/2024	660,000	218,646	-	-
3/15/2024		12/31/2024	1,015,000	252,190	-	-
3/15/2024		12/31/2024	233,000	65,261	-	-
3/15/2024		12/31/2024	500,000	108,767	-	-
3/15/2024		12/31/2024	250,000	48,973	-	-
			$3,774,891	$1,007,581	$3,774,891	$725,721

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

Equity Transactions during the nine months ended May 31, 2024

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

On April 9, 2024, the Company entered into a securities purchase agreement and agreed to sell 2,500,000 shares of common stock at $0.20 per share. Pursuant to the agreement, the purchaser shall have the option to designate a member of the Board of Directors upon an additional investment of $750,000 over a period of twelve months. On April 26, 2024, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000. On May 24, 2024, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000. In connection with the financing, the Company incurred finder’s fee of $50,000.

At May 31, 2024, the Company had received $30,000 in cash for shares subscriptions at $0.20 per share.

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

Capital Expenditures

As of May 31, 2024 the company had purchased property plant and equipment of $1,321,318 and paid net cash of $2,833,049 for an asset acquisition. As of August 31, 2023 the company had purchased property plant and equipment of $1,417,192 and paid net cash of $2,833,049 for an asset acquisition.

MediColombias Acquisition (Colombia Licensed Producer)

On August 29, 2019, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Dorson Commercial Corp. (“Dorson”) as the sole owner of Baleno Ltd. to purchase all of the issued and outstanding shares of Baleno Ltd., the sole owner of Medicolombia Cannabis S.A.S. (“Medicolombia”). Medicolombia is based in Colombia with a full set of licenses and a lease agreement in place to produce product on a 5 hectare parcel of land. We have the ability to scale production to over hundreds of hectares. This is located in the area of Bucamaranga, Colombia.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $48,202,258 at May 31, 2024 and a net loss of $2,593,922 for the nine months ended May 31, 2024.

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

The Company had determined to utilize these building assets in connection with potential United States operations in the State of Nevada upon on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). In connection with that determination, our wholly owned subsidiary, Allied US Products LLC, a Nevada limited liability company, entered into a contingent asset purchase agreement (the “Contingent Asset Purchase Agreement”) which allows for the purchase of a Nevada State US-based cannabis license from a subsidiary of Fiore Cannabis, Ltd. (“Fiore Subsidiary”). We also entered into a 25 year land lease with the Fiore Subsidiary which we intended originally to use for this operation.

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

As the Company made payments towards the purchase of the prefabricated buildings, various parts of the building were delivered to the property on the land lease. In December 2022, the Company was advised that the Fiore Subsidiary had become insolvent and that a trustee’s sale had been scheduled for the property which the Company had agreed to lease. In order to protect the Company’s interests, the Company filed a complaint in the Eighth Judicial District Court in Clark County, Nevada seeking injunctive relief to terminate the trustee’s sale or alternatively obtain money damages. The Company filed a lis pendens against the property to reflect this complaint and to protect its interests in the building. However, the trustee’s sale went forward and the successful bidder claimed that the buildings were part of the real property and that it became the owner of the buildings. As a result, the Company filed suit, seeking a declaration of the Company’s ownership of the buildings as the buildings were personal property and not a part of the real property. A status conference was held for December 13, 2023 and during a further status conference on April 3, 2024 the court strongly suggested to proceed with the litigation.  As a consequence, further discussions are ongoing.

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

On April 9, 2024, the Company entered into a securities purchase agreement and agreed to sell 2,500,000 shares of common stock at $0.20 per share. Pursuant to the agreement, the purchaser shall have the option to designate a member of the Board of Directors upon an additional investment of $750,000 over a period of twelve months. On April 26, 2024, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000. On May 24, 2024, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000. In connection with the financing, the Company incurred finder’s fee of $50,000.

At May 31, 2024, the Company had received $30,000 in cash for shares subscriptions at $0.20 per share.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Corp. (Registrant)

Date: July 18, 2024	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: July 18, 2024	By:	/s/ Ryan Maarschalk
Ryan Maarschalk
Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)

