Form 10-K
period 2024-08-31
Allied Corp.
filed 2024-12-16
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended August 31, 2024

000-56002

(Commission file number)

Allied Corp.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200-460 Doyle Ave

Kelowna, BC Canada, V1Y OC2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2024, was $10,684,790.

(At December 16, 2024, the registrant had 115,495,384 shares of common stock issued and outstanding, of which 31,588,262 shares of common stock issued and outstanding were held by officers and directors. Market value has been computed based upon trading price per OTC markets as at December 16, 2024.)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (the “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Allied Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Allied”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

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

PART I

Item 1. Business.

Our Company

Allied Corp. is an international cannabis company with its main production center in Colombia, is one of the few companies that has exported from Colombia internationally, and among the first company to export commercial cannabis flower from Colombia. By leveraging the Colombian advantages and its Canadian cannabis cultivation expertise, Allied offers consistent supply of premium cannabis product at scale and attractive prices, while meeting high quality standards, thus significantly de-risking its partners supply chain.

Our mission is to be a consistent and reliable supplier of high-quality medical cannabis to pharmaceutical companies globally. We aim to make cannabis a primary source of medicine accessible to all and improve patient lives throughout the world.

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

References in this Offering Circular to “Allied” or the “Company” may include references to the operations of our subsidiaries AM (Advanced Micro) Biosciences, Inc., Allied Corp Colombia S.A.S., and Allied US Products, LLC. All of these entities are 100% wholly owned subsidiaries of Allied.

The Company’s principal corporate office is located at 200-460 Doyle Ave, Kelowna, British Columbia, Canada, V1Y OC2. Our telephone number is (877) 255-4337. Our email is ir@allied.health.

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

Based on our historical cannabis production and on the production of other companies in the same region, our anticipated direct agricultural cost of raw flower is estimated to be in the range of $0.05 to $0.12 per gram. Given the average cost of production in North America is approximately $1.00 to $2.00 per gram, we believe our low production costs provide us with a competitive advantage.

In addition to what we consider as our demonstrated ability to cultivate low-cost and high margin cannabis in Colombia primarily for international distribution, we have received commercial approval for sale of medical cannabis being produced in Colombia for export internationally. Our commitment to building and maintaining strong relationships with its partners and customers around the world has been a driving force behind its recent successes. The Company is dedicated to meeting the evolving needs of patients and healthcare professionals with its high-quality medical cannabis products, underpinned by rigorous quality standards and ethical cultivation & processing practices.

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

•	We applied for a psychoactive quota for the equivalent of 8,000 kgs of psychoactive flower in 2021. Non- psychoactive production and sales are limitless under current Colombian law.

•

Allied has demonstrated its ability to harvest up to 1000 kgs per month of high-quality cannabis flower. Since June 2023, it has scaled down production to approximately 600-800 flowers per month as it was reaching the end of its quota.

•

In late August 2023, Allied was granted an increase of its THC cannabis flower quota, expanding from 8,000kgs to 50,000 kgs of THC cannabis flower; of which 5,000kgs will be used for THC derivatives production.

•	Allied has access to scalable land holdings in what it considers to be one of Colombia’s best suited climates for Cannabis production in the order of 200 acres.

5

•

On November 3, 2023, Allied successfully shipped THC based medical cannabis flower from its cultivation and processing facilities located in Colombia pursuant to Forward Purchasing Agreements with Australian purchasers.

•

On November 9, 2023, Allied entered into a Term Sheet for Contract Manufacturing Services with Blossom Pharmaceuticals, a EU-GMP certified partner in Portugal that will enable Allied to be able to offer Colombia produced flower with the EU-GMP (good manufacturing practices) approved certifications. As this partner is located in Portugal this flower will be positioned to be offered in European countries, as well as Australia.

•

In late May 2024, Allied successfully completed an international shipment of 180 kilograms of medical cannabis from Colombia, split between THC and CBD. This shipment, which cleared customs, fulfills a purchase order with an EU-GMP manufacturer and establishes a proven route for future transactions.

•

On September 24, 2024, Allied released its first GMP-certified medical cannabis batch into the European market. Allied’s Colombian-grown cannabis flower is now available in Switzerland through PhytoXtract SA as a magistral medicinal product.

•

On September 26, 2024, Allied entered into a Forward Purchase Agreement with CanPoland Spolka Akeyina and Blossom Genetics Lda pursuant to which the Company will sell THC and CBD medical grade cannabis and related products, manufactured by Blossom Genetics Lda, to CanPoland for sale in Poland.

•

In late November 2024, Allied completed the successful shipment of 30kgs of THC-based medical cannabis to Blossom Pharmaceuticals. This shipment marks the start of fulfilling a 3-year supply agreement with a UK licensed medical cannabis distributor, expected to generate at least €360,000 annually starting Q1 2025. Additionally, Allied secured a €15.3 million, 5-year agreement with Canpoland, committing to supply 1.05 tons of cannabis flower annually to Poland.

Since we received cultivation approval from ICA, we have developed what we consider to be competitive advantages of Yield, Cannabinoid Potency, Quality, Cost, Frequency of Harvests, and, notably have:

•	Yield-Continually increased our yields per hectare.

•	Potency-Increased and replicated the THC and CBD yields of our plant/seed strains.

•

Cost-Reduced our direct agricultural cost of raw flower production to as little as $0.05 - $0.075 per gram based on historical production of ours and other companies in the same region. This is favorably compared to the estimated North American production costs of between $1.00 and $2.00 per gram that we have observed.

•	Quality-Met or Exceeded European Pharmacopeia Standards.

•

Frequency of Harvest - We currently have rolling harvests, with ten to twelve harvests per year in order to maximize our production footprint. Consequently, each hectare at our Colombian cultivation site is expected to produce the equivalent of ten to twelve hectares of cannabis on a mono-crop yearly cycle. (See-Cannabis Production-Colombia).

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

Establish Relationships with Multi State Operators in the United States for if/when federally legalized

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

We completed our clinical Phase 1 pharma trials in 2021, eventually leading to a drug indication for PTSD. However, the Company is now focusing its efforts on its cultivation in Colombia and as such, these clinical trials are not an area of priority to the business and little progress has been made on this front.

Commercial Expansion and Distribution

Our goal is to become a market leader and reliable partner in the cultivation and processing of medicinal-grade cannabis oil and high-quality cannabis derived medical products for large channel distributors. The Board of Directors has made a conscious decision to prioritize and direct all available resources toward the success of our Colombian production and operations, as well as commercialization of our high-quality Colombian cannabis. Once profitability is realized and our position in the market is strengthened, Allied Corp, at the discretion of the Board of Directors, will seamlessly transition to capitalize on the previously developed brands and products, expand its geographic footprint, continue to explore strategic partnerships and pursue accretive acquisitions to supplement our organic growth. For the time being, the key focus is on Commercial expansion and distribution.

Allied has already successfully executed on Part 1 (Site Set up) and Part 2 (Cultivation / Export) of its plan. On this strong foundation, we are entering Part 3: Distribution to accelerate market entry and become a global leader in the supply of wholesale cannabis. Since 2022 and throughout 2024, the Company has been focusing its efforts on building the baseline partnerships and infrastructure to enable its commercial efforts by focusing on the following segments:

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

•

Certification: Allied has identified the need to secure CUMCS (including Euro GACP) and IMC GAP Audits and licensing to enter countries such as Israel, as well as facilitate its supply chain going forward. Throughout 2023 and 2024, the Company has begun pre-audit work and is in the process of planning an audit date for the near future.

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

•	Sales Pipeline: Allied has continued to develop its sales pipeline in key markets of Germany, Poland, UK, Australia and Latam.

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

With demonstrated success’ in cultivation, meeting pharmaceutical requirements and now a strong commercial foundation, Allied has entered an exciting phase of commercialization since the start of 2024, where the focus has been on closing long-term recurrent contracts with minimum yearly commitments to secure its cash flow. Notable contracts that have been closed include :

•	Polish Distributor (Sep-24) : Allied signed a 5-year exclusive forward purchase agreement with Canpoland, a leading Polish distributor, worth 15m EUR. Allied will deliver 1,05 Tons of premium Colombian-grown cannabis flower annually to Poland through its EU-GMP manufacturing partner in Portugal, Blossom Genetics. The first delivery is expected Q3 2025.

•	UK - Distributor (Feb-24) : Allied has executed a three-year sales and distribution agreement for the UK market with yearly minimum of 200kg and MOQs expected to generate 360,000 EUR per annum.

•	Australian Manufacturer (Mar-24) : Master Agreement with an EU-GMP manufacturer with leading distribution capabilities in its territories including telehealth clinics and pharmaceutical distributors, that sets the terms and conditions for cannabis sales. The first Purchase Order was signed and executed on for 180kg of medical cannabis from Colombia, equally split between THC and CBD.

•	International Distributor (Feb-24) :Allied has signed a forward purchase agreement to supply an international distributor with THC flower, across 3 years. Allied had already completed a test shipment for this same partner in Q4 2023 and this contract is a testament of customer satisfaction. The buyer has since failed on his obligations towards the contract and both parties have decided to terminate the agreement.

Since, the company has also announced several shipments to channel partners and end clients to execute on its commercial contracts and initiate new supply chains :

•

80kg to PhytoXtract (Mar-24) : Shipment to Allied’s Swiss-GMP manufacturer for further flower and extract sale into Switzerland and Europe, which require GMP manufacturing. Allied’s first GMP smokeable flower batch has since been manufactured and approved for sale in Switzerland, marking a significant milestone for the business.

•

180kg to Australian Manufacturer (May-24) :Allied has successfully shipped to Australia, fulfilling the previously announced purchase order of 180kgs. The client has since received permits for further imports from Allied, paving the way for a future order.

•

30kg to Portuguese Channel Partner (Nov-24) : Allied has completed a shipment of 30kgs of THC-based medical cannabis to Blossom Pharmaceuticals, its EU-GMP Manufacturing Partner in Portugal. The product, which has started to be manufactured by Blossom, is destined to begin satisfying a sales agreement announced in early 2024 with a UK licensed medical cannabis distributor. The first product is expected to be delivered in Q1 2025.

The successful passing of audits and the commencement of commercial shipments reflect Allied's commitment to excellence, compliance, and reliability in meeting the demands of its international clientele. Most importantly, the business is demonstrating that it can not only sign commercial agreements, but also execute on delivery and be a reliable partner to navigate the complex medical cannabis supply chain.

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

Allied was organized because our founders believed veterans and first responders suffering from Post-Traumatic Stress Disorder (“PTSD”) could have their underlying symptoms better addressed with targeted cannabinoid pharmacologic solutions. We entered into an agreement to purchase all common shares of Pacific Sun Fungi Inc. on January 24, 2021 which was subsequently amended and the acquisition later closed in March 2021. The primary business plan for acquiring Pacific Sun Fungi Inc. was to develop psilocybin-based solutions, including both potential pharmaceutical and natural health products, for those suffering from PTSD. At the direction of the Board of Directors we are currently focusing our business plan on development in Colombia and this project is on hold pending further company financing and/or success.

Products in Potential Development

Psilonex™

On March 25, 2021 we announced that we filed for trademark protection with the United States Patent Office for our pharmaceutical product Psilonex™. Psilonex™ is a proprietary formulation prescribed within a treatment path that involves both a pharmaceutical psilocybin-based formulation, followed by a daily cannabinoid maintenance period. Psilonex™ is intended to be prescribed by a physician, followed by the cannabinoid daily therapy that can be purchased by the consumer in regions where it is legal to do so as “Psilonex™ Daily,” Continued development of these projects is currently delayed while the Company focuses on development of our Colombia cannabis business.

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

ALID 10 and ALID 11

ALID 10 and ALID 11 target the treatment of Post-Traumatic Stress Disorder and related mental health conditions through the targeted function of the 5-HT2 receptor and physiological pathways. Following the completion of the pre-clinical research phase, when we are financially capable we intend to bring ALID 10 and ALID 11 through human clinical trials through its relationships with the University of Haifa, Israel and MGC Pharma in Europe.

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

In the second quarter of 2020, we expanded our ALID-10 and ALID-11 research activities, as well as entered into a manufacturing and sales agreement with MGC Pharmaceuticals of Australia (“MGC”). Under the terms of these agreements, MGC will manufacture our pharmaceutical products within their GMP (Good Manufacturing Practices) certified factory in Slovenia (which is in the European Union, or EU), which should enable us to have our pharmacological products produced under procedures and methods that meet those high-quality standards. In addition, the MGC sales and distribution agreement should provide us a channel to sell our products following the completion of a PHASE I clinical trial. MGC currently has cannabis-based pharmaceutical products for sale in Europe, and. Moreover, we believe it has demonstrated a proven ability to commercialize cannabis based pharmaceutical products. We also announced the initiation of a pharmaceutical human clinical PHASE I research trial with MGC, but COVID-19 had an operational impact on the progression of this research trial.

Under the terms of our agreements with MGC, it will provide what we consider to be a comprehensive suite of pharmaceutical services to advance our pharmaceutical products into human clinical PHASE 1. This trial is expected to test the efficacy and pharmacodynamics of our pipeline of proprietary cannabis derived drug candidates targeting PTSD. The scope of MGC Pharma’s services is to cover clinical research, Investigational Medicinal Product (IMP) registration, manufacturing of lab volumes for the research project, drug stability testing, GMP manufacturing and regulatory assistance for obtaining an IMP numbers that are needed in order for pharmaceutical products to be sold.

The Company is now focusing its efforts on its cultivation in Colombia and as such, the products in development described above are not an area of priority to the business and little progress has been made on this front.

Cannabis Production

Colombia

We believe our Bucaramanga, Colombia development and cultivation facility gives us a significant competitive advantage in our production and sales of cannabis. Allied has established a track-record of producing high-quality products with consistent supply year-round at scale, while meeting European quality assurance. Most importantly, the Company has successfully executed on several shipments from Colombia. Notable achievements include:

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

●

In late August 2023, Allied was granted an increase of its THC cannabis flower quota, expanding from 8,000kgs to an impressive 50,000 kgs of THC cannabis flower; of which 5,000kgs will be used for THC derivatives production.

In the 2020 fiscal year, we activated our Colombian licenses that are required to produce, extract, import and export psychoactive and non-psychoactive cannabis. This has been a year-long process that began with the registration of our ten (10) novel strains with the national cultivar registry. Each strain was then germinated into plantlets in our cultivation center in Colombia. Following germination, the plants entered into five (5) months of field trials that included rigorous data collection, analysis and phenotyping of the strains while in the vegetation life cycle. During this time, the strains were provided with proprietary nutrients, handled with standard operating procedures and guided towards the plant flowering phase. Proprietary nutrients and procedures were also adhered to during the flowering phase and detailed batch record audit data were diligently collected during every day of the plant life cycle. Following flowering, the plants were harvested and tested for cannabinoid profiles and quality assurance testing parameters. The harvested material was then sent to several accredited testing laboratories and tested by high performance liquid chromatography testing methods. Testing was carried out in several labs for validation of the results regarding the accuracy of the cannabinoid profiles.

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

Our production approach is designed according to the European Pharmacopeia, Good Agricultural Collection Practices (GACP) and Buenas Prácticas Agrícolas (BPA) standards. These standards meet South American, European, US and Canadian quality assurance standards for production of commercialization of cannabis.

In addition, in order to adhere to Canadian production regulations with respect to seed approval and strain-acclimatization, in Canada we have created research and development environments (under personal production licenses approved by the Canada Regulators) that mimic the micro-climates in Suesca, Ibague and Bucaramanga. We found Bucaramanga to have the best microclimate for production of our plant strains, and accordingly located our Colombian production there. We have stressed the strains with high temperatures and humidity levels to mimic the natural weather patterns in the areas in which we will be cultivating. This is designed to mitigate the acclimatization risk that we believe many peer companies are experiencing in Colombia.

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

Increased yield – Approaching One kilogram per Square Meter

We believe we have a proprietary approach to cultivation which fosters high yield production. Our first Colombian harvest yielded 424 grams per square meter of production space. The second harvest, 612 grams per square meter and third and fourth harvest resulted in yields of 684 grams and 893 grams per square meter respectively. The fifth and sixth harvest yielded 894 and 905 grams per square meter respectively. This has continued with this trend since 2022. We have started to enter into our production pipeline new genetics that have been registered and brought forth to first harvest in 2024. We believe this data shows that our team, is approaching its goal of one kilogram per square meter goal of production output.

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

Direct Agricultural Costs – Approximately $0.05 – $0.075 per Gram

Our direct agricultural cost of raw flower production is anticipated to be $0.05 - $0.075 cents per gram based on historical production of ours and other companies in the same region. This presents a potential increased margin advantage to multi-state operators within the United States if and when we are able to sell cannabis to the United States, and potentially for wholesale buyers internationally. We believe we can reduce the cost of supply and improve margin for distributors in markets with costs of production between $1.00 - $2.00.

Quality – Meeting European Pharmacopeia (International) Standards

Our cultivation and production processes meet European Pharmacopeia, Good Agricultural Collection Practices (GACP) and Buenas Prácticas Agrícolas (BPA) standards with zero pesticide use, as they were designed from inception. These standards meet South American, European, US and Canadian quality assurance standards for production of commercialization of cannabis. Every cannabis plant is counted and audited during every day of its life cycle. Data collected includes temperature, humidity, pest and disease management indicators. All harvested material is tested for physical identity, aflatoxins, foreign body count, total aerobic plate count, total yeast, e coli, salmonella, bile tolerant gram-negative bacteria, cannabinoids, cadmium, lead, arsenic, mercury, terpenes and pesticides. All product is analyzed and approved based upon meeting thresholds for each of the testing parameters.

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

Our Path from Testing to Approved Cannabis Exports from Colombia

In October 2020 we were granted from the Colombian Ministry of Agriculture approval to begin the seed evaluation process for our ten non-psychoactive CBD strains. In addition, on April 29, 2021, the Ministry of Justice signed a resolution authorizing us to evaluate our Company’s proprietary strains in order for us to select THC psychoactive cannabis strains with the best commercial production characteristics. Along with our previous approval for non-psychoactive evaluation, our subsidiary Allied Colombia S.A.S. (“Allied Colombia”) could then evaluate all twenty of our psychoactive and non-psychoactive strains.

On October 15, 2020, we received approval from the Colombian Institute of Agriculture (“ICA”) for the cultivation and commercialization of each of our ten proprietary CBD non-psychoactive strains submitted within seed evaluation process which commenced a year earlier. Such enabled us to process and sell our Colombian CBD non-psychoactive production.

On March 9, 2021, we announced that we received ICA approval for the commercialization of its our proprietary THC psychoactive cannabis strains, which was the culmination of the evaluation process for which permission was granted in late April 2020. Each of our ten psychoactive strains were approved and we have passed all of the ICA requirements to be able to cultivate the resultant plants. As a result, we have has applied for a psychoactive export quota for both 2021 and 2022 under the Colombian regulatory regime. In late August 2023, Allied was granted an increase of its THC cannabis flower quota, expanding from 8,000kgs to an impressive 50,000 kgs of THC cannabis flower; of which 5,000kgs will be used for THC derivatives production.

On April 20, 2021 we received clearance from the Colombian authorities to export our derivative non- psychoactive cannabis-based products from our first harvest. This milestone was achieved after having undergone the testing and cultivation activities described immediately above herein, and having received the ICA and Colombian Ministry of Justice approvals and licenses described below. Moreover, on April 26, 2021, we received approval to export cannabis-based products to a second international market.

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

Building on these accomplishments, Allied has successfully exported and shipped the first commercial shipments. This marks a pivotal moment as the Company transitions from relationship-building and due diligence through to the ability to export and ship, and now will position itself to scale and enter into sales agreements. With these initial commercial shipments, Allied is poised to scale its operations, leveraging the groundwork laid in 2022 and early 2023 to make a lasting impact on the global cannabis market. The successful passing of audits and the commencement of shipments reflect Allied's commitment to excellence, compliance, and reliability in meeting the demands of its international clientele. For more information on Distribution, which occurred thereafter, please refer to section “Commercial Expansion and Distribution”.

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

In addition to its efforts in customer relationships and international sales cycles, Allied Corp. has proactively engaged with regulatory bodies and authorities by hosting a series of both announced and unannounced audits. These comprehensive evaluations, conducted by regulators and authorities, have consistently resulted in "Full Conformance" acknowledgments. This signifies that Allied Corp. meets the regulatory standards and requirements governing the cannabis industry.

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

In 2021, Allied Colombia had twenty varieties of medicinal cannabis registered strains with the ICA and had the registration as a producer of selected seeds granted by the ICA. Upon receiving the ICA Permit, Allied Colombia commenced commercial cultivation.

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

Furthermore, regardless of the legal status of the plant in Australia, it is by far the most popular illicit drug, and past year use in Australia (10.6 percent) remains far higher than the world average (3.9 percent), according to the United Nations World Drug Report for 2020. In addition, a survey published in July 2020 found that 41% of Australians support cannabis legalization, and 37% are opposed. This represents nearly double the level of support found in a 2007 survey (21%).

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

Legal Proceedings

In 2020, Allied signed a purchase agreement to acquire a Nevada state license and had a 9800 sq ft. modular building built in Nevada as well. Allied signed a 25 year lease with a publicly listed company called FIORE cannabis. In December 2022, FIORE cannabis went insolvent so the business assets were seized by the debt holders of that company. The Allied building was on that land. Needless to say the lease was cancelled and Allied submitted an application to gain possession of the building back and have it be excluded from the bankruptcy proceedings of FIORE. This is now the subject of litigation in the state of Nevada. The property was sold at auction to the debt holder who has claimed that the building is part of the acquisition. We filed to have the court determine that the building belongs to the Company and/or the business that funded the acquisition of the building. This has become the subject of extensive negotiations between the parties which is continuing as of the date of this Report.

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

In the later part of 2024 the Executives conducted some actions to show a sign of confidence in the company and reduce significantly the accounts payable of the company by a total of $644,475 USD. These included:

•	Calum Hughes granted back to the Company 2,500,000 million of his shares.
•	Paul Bullock converted $178,000USD of accounts payable into Allied Shares at a share price of 0.87 cents, representing a significant multiple to the market share price at the time of conversion.
•	Jim Smeeding converted $150,000 USD of accounts payable into Allied Shares at a share price of 0.87 cents, representing a significant multiple to the market share price at the time of conversion.
•	Calum Hughes converted $126,500 USD of accounts payable into Allied Shares at a share price of 0.87 cents, representing a significant multiple to the market share price at the time of conversion.
•	Calum Hughes forgave $75,000USD of accounts payable.
•	Michael Moses $114,975 USD of accounts payable amount into Allied Shares at a share price of 0.87 cents, representing a significant multiple to the market share price at the time of conversion.
•	To add all of this up, the Company’s accounts payables amount was reduced by $644,475 USD.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We have a history of operating losses;

•	Public health epidemics or outbreaks (such as COVID-19) could adversely impact our business;

•	We may not be able to obtain sufficient additional capital to continue our operations;

•	We recently launched our cannabis products and have limited sales and marketing experience;

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

•	We may be unable to consistently retain or hire third-party manufacturers, suppliers or other service providers to produce our products;

•	We will depend on a limited number of customers for the majority of our revenue;

•	There may be unanticipated delays in the development and introduction of our current and future products and/or our inability to control costs;

•	Significant competition;

•	Potential third-party infringement claims;

•	Risks associated with our current and potential acquisitions related to costs and integration into our product line;

•	We are subject to significant regulatory requirements in the United States, Canada and Colombia;

•	Our stock is subject to dilution through future sale of shares or conversion of existing convertible securities;

•	A significant portion of our stock is held by our officers and directors;

•	We depend on our management and key personnel for our success;

•	The market price for our common stock has and may continue to be volatile;

•	Adequate protection of confidential information;

•	Potential litigation from competitors and claims from customers;

•	Our ability to adequately protect the intellectual property used to produce our products; and

•	Our ability to stay abreast of modified or new laws and regulations applying to our business.

Risks Related to Our Operations

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to its ability to continue as a going concern in their audit report for the years ended August 31, 2024 and 2023.

We are a relatively newly formed company focused on cultivating, processing and supplying natural, medicinal-grade cannabis well-being products to large channel distributors, and have limited operating history. We have limited financial resources and minimal operating cash flow. In addition, we do not currently have significant revenues and for the year ended August 31, 2024, had a loss of $3,800,994, and an accumulated deficit of $49,409,330. There is no guarantee that we will ever become profitable. The costs for research, product development, machinery adaptation to create our product candidates and cannabis products and/or technologies, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses. We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. We have concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended August 31, 2024 and 2023.

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

The occurrence or resurgence of global or regional health events, such as the COVID-19 outbreak or similar pandemics could adversely affect our operations.

The Company’s operations could be significantly adversely affected by the effects of a widespread global or regional outbreak of a contagious disease such as the COVID-19 pandemic and other unforeseen events and the related economic repercussions. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

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

Conditions or events including, but not limited to, the following could disrupt the Company’s supply chains and in particular its ability to deliver its products, interrupt operations at its facilities, increase operating expenses, resulting in loss of sales, delayed performance of contractual obligations or require additional expenditures to be incurred: (i) extraordinary weather conditions or natural disasters such as hurricanes, tornadoes, floods, fires, extreme heat, earthquakes, etc.; (ii) a local, regional, national or international outbreak of a contagious disease, including COVID-19, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other similar illness could result in a general or acute decline in economic activity; (iii) political instability, social and labor unrest, war or terrorism; or (iv) interruptions in the availability of basic commercial and social services and infrastructure including power and water shortages, and shipping and freight forwarding services including via air, sea, rail and road.

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

Colombia has in the past experienced double-digit rates of inflation. Colombia’s inflation rate is currently 6.12% and is expected to be 5.7% by the end of calendar 2024. If Colombia experiences substantial inflation in the future, the Company’s costs in Colombian peso terms will increase significantly, subject to movements in applicable exchange rates. Inflationary pressures may also curtail the Company’s ability to access global financial markets in the longer term and its ability to fund planned capital expenditures, and could materially adversely affect the Company’s business, financial condition and results of operations. The Colombian government’s response to inflation or other significant macro-economic pressures may include the introduction of policies or other measures that could increase the Company’s costs, reduce operating margins and materially adversely affect its business, financial condition and results of operations.

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

Our executive officers and directors and their respective affiliates may continue to exercise significant control over our Company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of the date of this 10-K, our executive officers and directors currently represent beneficial ownership, in the aggregate, of approximately 27.3% of our outstanding Common Shares. As a result, these shareholders may be able to influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These shareholders may have interests, with respect to their Common Shares, that are different from other shareholders, and the concentration of voting power among one or more of these shareholders may have an adverse effect on the price of our Common Shares. In addition, this concentration of ownership might adversely affect the market price of our Common Shares by:

•	delaying, deferring or preventing a change of control of the Company;
•	impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The Company’s directors and officers may have conflicts of interest in conducting their duties.

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

General Risk Factors

The Company is at this point and is in a protracted legal proceeding and may in the future become involved in legal proceedings from time to time, which could adversely affect the Company.

We are currently in litigation in Nevada related to a building on land which was leased from FIORE who became insolvent. See “Litigation.” From time to time, we may be a party to other legal and regulatory proceedings, including matters involving governmental agencies, entities with whom it does business and other proceedings arising in the ordinary course of business. We will evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

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

The growth and expansion of our business is heavily dependent upon the successful implementation of our business strategy. There can be no assurance that we will be successful in the implementation of our business strategy. A failure to do so could have negative financial and reputational effects on us. Future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity.

Not applicable

Item 2. Properties.

Bucamaranga, Colombia

The Company’s 100% owned subsidiary, Allied Colombia, S.A.S., has secured vast agricultural land extension in Bucamaranga, a key production farming region of Colombia. Both areas have the benefit of having 12 hours of sunlight year-round, temperatures oscillating between 20-30 degrees celsius, with constant humidity. This environment and situation ideal to growing cannabis at low cost. The Ibague land has an area of 1,400 hectares (about 3,450 acres), all with water rights, an electrical substation, and great paved access to the property. This is situated in close proximity to the free trade zone. The Company currently has a lease arrangement for 5 hectares and a cost of $1,600 per month with an option to purchase. Further, the Company has the ability to expand its leased land footprint to the adjacent 24-hectare property.

Kelowna, British Columbia, Canada

We have office space available at 200-460 Doyle Ave, Kelowna, British Columbia, V1Y OC2, Canada. At that location Allied leases an office space within which executives of the Company can host virtual meetings via zoom, host team days and operate general corporate affairs. There is working space for Allied corporate personnel and several meeting rooms that can be rented from $10.00 per hour to a large hall that can be rented for $50.00 per hour.

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

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition. The company doesn’t have any material updates on this matter beyond what is stated.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal 2024	Low	High

First Quarter	$0.08	$0.24
Second Quarter	$0.03	$0.11
Third Quarter	$0.04	$0.19
Fourth Quarter	$0.07	$0.19

Fiscal 2023	Low	High

First Quarter	$0.23	$0.65
Second Quarter	$0.20	$0.41
Third Quarter	$0.14	$0.35
Fourth Quarter	$0.17	$0.28

Holders

As of August 31, 2024, there were approximately 156 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Transfer Agent

Our registrar and transfer agent is ClearTrust LLC., 16540 Pointe Village Dr., Suite 205, Lutz, FL 33558.

Recent Sales of Unregistered Securities

During the year ended August 31, 2024, the Company obtained gross proceeds of $2,039,343 through the sale of shares at $0.20 per share.

On October 23, 2024, the Company entered into a Securities Purchase Agreement with an independent private banking institution wherein the Company agreed to sell 3,900,000 shares of common stock to the independent private banking institution at the purchase price of $0.20 per share for an aggregate of $780,000 in two tranches. On October 28, 2024, the Company completed the first tranche and sold 1,950,000 shares for $390,000. The second tranche is scheduled for completion on or before December 27, 2024, at which time the Company expects to receive an additional $390,000.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the fiscal years ending August 31, 2024 and 2023.

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

Results for the year ended August 31, 2024 compared to the year ended August 31, 2023

Net revenues

For the fiscal year ended August 31, 2024, the Company had revenue of $96,180. For the fiscal year ended August 31, 2023, the Company had revenue of $72,096. The Company entered into multiple sales contracts leading to an increase in total revenue in 2024.

Gross loss

For the fiscal year ended August 31, 2024, the Company had a gross loss of $323,132 compared to a gross loss of $1,461,767 for the fiscal year ended August 31, 2023. The higher gross loss in the previous year was primarily driven by an inventory write-off of $1,463,157 to adjust inventory to net realizable value. Following the acquisition of Allied Colombia, the Company has generated revenue over the past few fiscal years as compared to other companies in the same industry, which have not yet started generating revenues.

Operating expenses

Operating expenses for the fiscal year ended August 31, 2024 totaled $3,653,052, compared to $6,380,166 for the fiscal year ended August 31, 2023. The decrease in operating expenses was primarily due to a reduction in stock-based compensation, which was $500,627 in the current year, compared to $3,047,156 in the prior year. In the year ended August 31, 2023, the Company granted 6,140,000 stock options to certain officers and consultants, all of which vested immediately. For the year ended August 31, 2024, the Company granted 500,000 options which will fully vest by February 13, 2026.

Net loss

For the fiscal year ended August 31, 2024, the Company recorded a net loss of $3,976,184, compared to a net loss of $10,675,671 for the fiscal year ended August 31, 2023. The larger net loss in the prior year was primarily due to a higher inventory write-off of $1,463,157 to net realizable value in 2023 compared to inventory write-off of $417,863 to net realizable value in 2024. The decrease in the net loss was further driven by loss on deposit impairment of $2,656,695 in 2023 and a higher consulting fees of $4,189,953 in 2023 compared to $1,577,148 in 2024.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the major components of the consolidated statements of cash flows for the years ended August 31, 2024 and 2023:

	2024	2023

Net cash used in operating activities	$(2,000,300)	$(1,956,779)
Net cash used in investing activities	2,159,762	2,068,160
Net cash provided by financing activities	(9,892)	(87,795)

Effect of exchange rate on cash	(203)	90,107
Net change in cash	149,570	23,586
Cash, beginning of period	209,736	96,043
Cash, end of period	$359,103	$209,736

As at August 31, 2024, the Company had a working deficit of $8,834,739, compared to a working deficit of $8,379,055 for the fiscal year ended August 31, 2023. The Company’s primary cash flow needs are for the development of cannabis products, operating costs, administrative expenses and for general working capital.

As at August 31, 2024, the Company had $713,559 in current assets, consisting principally of $359,103 in cash and $261,016 in inventory, as compared to $470,580 in current assets, consisting principally of $209,736 in cash and $107,510 in inventory as at August 31, 2023.

The Company continues to seek funding to meet operational needs. Historically, the Company has been financing its operations primarily through issuance of equity and convertible notes. However, there can be no assurance that future financing will be available or on favorable terms.

a) Secured Convertible Notes

As of August 31, 2023, the Company issued multiple tranches of convertible notes with attached warrants, raising total proceeds of $4,024,891. Of this amount, $543,004 was allocated to the warrants and recorded as additional paid-in capital.

These notes have undergone several amendments, setting an interest rate of 10% per annum and extending their maturity dates. By September 30, 2023, $300,000 of the principal had been repaid, and the remaining notes had matured, prompting the Company to enter into negotiations with the noteholders to further extend the maturity dates.

On March 15, 2024, a new amendment was finalized, extending the maturity of all defaulted convertible notes to December 31, 2024. The conversion prices were revised to the lesser of 80% of the 20-day average closing price per share (but no lower than $0.20 per share) or $0.50 per share. The interest rate remains 10% per annum.

Additionally, on December 4, 2023, the Company issued a convertible note with a face value of $50,000. This note bears interest at 10% per annum, matures on December 31, 2024, and is convertible into common shares at $0.20 per share prior to maturity.

As at August 31, 2024, the principal outstanding on the convertible notes totaled $3,774,891 (August 31, 2023 - $3,724,891), with accrued interest payable of $1,102,729 (August 31, 2023 - $725,721) recorded within accrued liabilities.

b) Equity Transactions

During the year ended August 31, 2024:

The Company issued a total of 10,181,990 shares of common stock at $0.2 per share and 42,000 shares of common stock at $0.072 per share, generating gross proceeds of $2,039,343, of which $50,000 had been received during the year ended August 31, 2023. Of the 10,181,990 shares of common stock issued, 6,000,000 shares were issued to a shareholder under a share purchase agreement, resulting in cash proceeds of $1,199,920 during the year ended August 31, 2024. As part of the agreement, the shareholder has the option to appoint a member to the Board of Directors. The Company incurred $50,000 in share issuance costs in connection with these transactions.

On August 16, 2024, the Company entered into an agreement with certain related parties to settle outstanding payables related to prior management and consulting services. Under the terms of the agreement, payables of $569,475 were settled through the issuance of 654,568 common shares, of which $65 was allocated to common stock and $569,410 was allocated to additional paid in capital. The difference between the settlement amount and the par value of the shares was recognized as an additional capital contribution from the related parties and recorded under additional paid-in capital.

During the year ended August 31, 2023:

On September 21, 2022, the Company issued 1,350,000 shares of common stock at $0.40 per share for $540,000 subscriptions received during the year ended August 31, 2022.

On October 7, 2022, the Company issued 1,575,000 shares of common stock at $0.40 per share for proceeds of $630,000. In connection with the financing, the Company incurred a finder’s fee of $10,000 and share issuance costs of $2,792.

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

As at August 31, 2023, the Company had received $80,000 in cash for shares subscriptions at $0.20 per share.

c) Use of funds

During the fiscal year ended August 31, 2024, the Company secured additional equity financing and received loans from related parties. These funds have supported the Company’s ongoing operations in Colombia and Canada, as well as efforts related to regulatory compliance, development of intellectual property, and strengthening working capital. The additional financing has also provided general corporate resources to sustain and grow operational capacity in key regions.

We continually assess our operational plans to determine the most effective use of our cash resources. The timeline for completing various aspects of our operations depends significantly on the availability of funds and other factors beyond our control. There is no assurance we will successfully secure the required capital or revenue, or if obtained, that the amounts will fully fund our ongoing operations.

d) Capital Expenditures

As of August 31, 2024, the Company’s carrying value of property, plant and equipment was $1,218,111 (August 31, 2023 - $1,417,192).

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no undisclosed off-balance sheet arrangements.

GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $49,584,520 at August 31, 2024 and a net loss of $3,976,184 for the fiscal year ended August 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

ALLIED CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Allied Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Corp. (the Company) as of August 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended August 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Black Scholes Calculations

As discussed in Note 13 to the Consolidated Financial Statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock options.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value.  Volatility and expected term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations.  We also reperformed the Black Scholes using independently determined inputs to determine the reasonableness of the fair value.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2022.

The Woodlands, TX

December 16, 2024

ALLIED CORP. Consolidated Balance Sheet (Expressed in US dollars)

	August 31, 2024	August 31, 2023

ASSETS
Current assets
Cash	$359,103	$209,736
Inventory (Note 4)	261,016	107,510
Accounts receivable (Note 5)	47,955	134,482
Prepaid expenses	45,485	18,852
Total current assets	713,559	470,580

Non-current assets
Deposits and advances (Note 6)	20,668	26,354
Right-of-use assets (Note 10)	131,865	109,301
Property, plant and equipment (Note 7)	1,218,111	1,417,192
Intangible assets (Note 8)	30,638	40,301
Total assets	$2,114,841	$2,063,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$2,703,163	$2,393,359
Due to related parties (Note 14)	353,513	693,292
Current portion of lease liabilities (Note 10)	17,090	10,745
Loans payable (Note 11)	2,699,641	2,027,348
Secured convertible notes payable (Note 12)	3,774,891	3,724,891
Total current liabilities	9,548,298	8,849,635

Non-current liability
Lease liabilities, non-current portion (Note 10)	115,007	98,556
Total liabilities	$9,663,305	$8,948,191

STOCKHOLDERS’ DEFICIT
Common stock - 300,000,000 shares authorized, $0.0001 par value; 112,471,472 shares issued and outstanding (August 31, 2023 - 101,592,914)	11,248	10,160
Additional paid in capital	42,613,696	39,404,667
Common stock issuable	30,000	80,000
Accumulated deficit	(49,584,520)	(45,608,336)
Accumulated other comprehensive loss	(618,888)	(770,954)
Total stockholders’ deficit	$(7,548,464)	$(6,884,463)
Total liabilities and stockholders’ deficit	$2,114,841	$2,063,728

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 17)

Subsequent events (Note 21)

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Operations and Comprehensive Loss (Expressed in US dollars, except number of shares)

	For the year ended August 31,
	2024	2023

Sales	$96,180	$72,096
Cost of sales	(419,312)	(1,533,863)
Gross loss	(323,132)	(1,461,767)

Operating expenses:
Amortization and depreciation	139,769	137,046
Consulting fees (Note 14)	1,577,148	4,189,953
Foreign exchange loss	288,278	147,722
Office and miscellaneous	499,396	564,328
Professional fees	276,448	439,603
Travel	5,652	12,265
Convertible note interest expense	377,173	385,453
Loan interest expense	471,693	477,750
Operating lease cost	17,495	26,046
Total operating expenses	3,653,052	6,380,166

Operating loss	(3,976,184)	(7,841,933)

Other income (expenses):
Loss on deposit impairment (Note 17(c))	-	(2,656,695)
Loss on license acquisition advance (Note 17(c))	-	(150,000)
Loss on debt extinguishment	-	(27,043)
Net loss	$(3,976,184)	$(10,675,671)

Foreign currency translation adjustment	152,066	127,265
Comprehensive loss	$(3,824,118)	$(10,548,406)

Loss per share - basic and diluted	$(0.04)	$(0.11)

Weighted average number of shares outstanding - basic and diluted	105,640,700	96,797,714

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Consolidated Statements of Stockholders’ Deficit (Expressed in US dollars, except number of shares)

	Common stock		Additional	Common		Accumulated other	Total
	Number of shares	Par Value	paid-in capital	stock issuable	Accumulated deficit	comprehensive loss	stockholders' deficit
Balance, August 31, 2022	93,967,594	$9,397	$33,999,090	$540,000	$(34,932,665)	$(898,219)	$(1,282,397)
Shares issued for cash	7,479,760	748	2,080,204	(540,000)	-	-	1,540,952
Share issuance costs	-	-	191,660	-	-	-	191,660
Shares subscribed	-	-	-	80,000	-	-	80,000
Shares issued to settle debts	145,560	15	86,557	-	-	-	86,572
Stock-based compensation	-	-	3,047,156	-	-	-	3,047,156
Comprehensive loss for the year	-	-	-	-	(10,675,671)	127,265	(10,548,406)
Balance, August 31, 2023	101,592,914	10,160	39,404,667	80,000	(45,608,336)	(770,954)	(6,884,463)
Shares issued for cash	10,223,990	1,023	2,038,320	(50,000)	-	-	1,989,343
Share issuance costs	-	-	(50,000)	-	-	-	(50,000)
Shares issued to settled related party debts	654,568	65	569,410	-	-	-	569,475
Related party debt forgiveness	-	-	150,672	-	-	-	150,672
Stock-based compensation	-	-	500,627	-	-	-	500,627
Comprehensive loss for the year	-	-	-	-	(3,976,184)	152,066	(3,824,118)
Balance, August 31, 2024	112,471,472	$11,248	$42,613,696	$30,000	$(49,584,520)	$(618,888)	$(7,548,464)

The accompanying notes form an integral part of these consolidated financial statements

ALLIED CORP. Consolidated Statements of Cash Flows (Expressed in US dollars)

	For the year ended August 31,
	2024	2023

Operating activities:
Net loss for the year	$(3,976,184)	$(10,675,671)
Adjustments for non-cash items:
Accrued interest expense	848,866	857,146
Amortization and depreciation	139,769	137,046
Inventory write-down to net realizable value	-	1,507,018
Fair value of finder's warrants	-	204,452
Loss on deposit impairment	-	2,656,695
Loss on license acquisition advance	-	150,000
Loss on debt extinguishment	-	27,043
Stock-based compensation - options	500,627	3,047,156
Adjustments for changes in working capital:
Inventory	(76,818)	(447,175)
Accounts receivable	86,527	(15,692)
Prepaid expenses	(26,633)	6,335
Deposits and advances	5,686	37,162
Accounts payable and accrued liabilities	837,639	212,686
Due to related parties	(339,779)	339,020
Net cash used in operating activities	(2,000,300)	(1,956,779)

Investing activities:
Purchases of property, plant and equipment	(2,049)	(83,170)
Purchases of intangible assets	(7,843)	(4,625)
Net cash used in investing activities	(9,892)	(87,795)

Financing activities:
Advance from related party	-	70,000
Proceeds of convertible notes payable	50,000	390,000
Proceeds from loans payable	200,600	-
Proceeds from the issuance of common stock	1,939,343	1,528,160
Proceeds for subscriptions of stock issuable	-	80,000
Payments of lease liabilities	(30,181)	-
Net cash provided by financing activities	2,159,762	2,068,160

Effect of exchange rate on cash	(203)	90,107
Net change in cash	149,570	23,586
Cash, beginning of period	209,736	96,043
Cash, end of period	$359,103	$209,736

Cash paid for:
Income taxes	$-	$-
Interest expense	$17,495	$-

The accompanying notes form an integral part of these consolidated financial statements.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

a) Nature of operations

Allied Corp. (the “Company” or “Allied”) was incorporated in the State of Nevada on February 3, 2013, and officially adopted its current name on July 1, 2019. The Company's head office and registered office are located at 200-460 Doyle Ave, Kelowna, British Columbia, V1Y OC2, Canada. The Company’s common shares trade on the OTCQB under the symbol “ALID”.

On February 18, 2020, the Company acquired all issued and outstanding share capital of Allied Colombia, a Colombian entity. Allied Colombia’s assets, liabilities, and results have been consolidated into these financial statements from the date of acquisition. As of August 31, 2024, Allied Colombia operates a licensed cannabis farm in Colombia.

Allied’s business plan includes the discovery of new medical technologies, some of which are cannabis-derived, aimed at providing comprehensive therapy and support for trauma survivors, military veterans, and first responders. However, the Company has not yet begun such operations or obtained the necessary permits. Its current revenue is derived from the sale of cannabis products through Allied Colombia.

b) Going concern

The consolidated financial statements for the years ended August 31, 2024 and 2023 (the “financial statements”) have been prepared on a going concern basis. For the year ended August 31, 2024, the Company incurred a net loss of $3,976,184 (2023 - $10,675,671), generated minimal revenue, and did not achieve positive operating cash flows. As at August 31, 2024, the Company had a working capital deficit of $8,834,739 (August 31, 2023 - $8,379,055). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments related to the potential recoverability and classification of recorded assets, or the amounts and classifications of liabilities, which could be required if the Company is unable to continue as a going concern. The Company’s ability to continue relies on raising sufficient financing to acquire or develop a profitable business. Management plans to fund operations and future development primarily through equity sales, supplemented by related party loans, until future operations can generate sufficient funds to meet working capital needs.

c) Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. The Company plans to engage in cannabis-related activities in the United States, only if and when cannabis operations are federally legalized.

Given the federal illegality of cannabis, changes in U.S. federal enforcement policies could materially affect the Company’s operations and financial position. Although no federal legal actions have been taken against state-compliant cannabis businesses since the 2018 Sessions Memorandum, a policy shift could cause significant harm. Additionally, the Company’s access to U.S. public and private capital is limited, as certain federally regulated financial institutions are restricted from financing cannabis-related activities. The Company may seek alternative financing from non-federally regulated sources in the U.S., Canada, and other jurisdictions to support operations.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

2. BASIS OF PREPARATION

a) Principles of presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars. The Company’s fiscal year end is August 31.

b) Principles of consolidation

These financial statements include accounts of Allied Corp. and its wholly-owned subsidiaries, including AM Biosciences, Allied US Products LLC, Tactical Relief LLC, Baleno Ltd. and Allied Colombia. Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

3. SIGNIFICANT ACCOUNTING POLICIES

a) Foreign currency translation

Foreign currency transactions are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rate at the reporting date. All differences are recorded in the consolidated statements of income and comprehensive income. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the initial transaction. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined.

Assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates and any revenue and expenses are translated at the average exchange rate for the year. The resulting exchange differences are recognized in other comprehensive income.

b) Cash

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits.

c) Taxes receivable

Taxes receivable represent payments of VAT and are presented as part of other receivables. On a periodic basis, the Company assess recoverability of these balances based on the probability of the Colombian government to reimburse these amounts.

d) Inventory

Inventory includes work-in-progress and finished goods. Work-in-progress comprises raw materials, supplies, pre-harvest cannabis plants, and diluted crude. Finished goods consist of dried flower, CBD isolates available for sale, and purchased cannabis products.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

e) Property, plant and equipment

Property, plant, and equipment are recorded at cost, net of accumulated depreciation and impairment losses. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives, which are as follows:

Category	Useful life
Farm facility and equipment	1 - 10 years
Office and computer equipment	5 - 10 years
Land equipment	10 years

f) Intangible assets

Intangible assets consist of licenses, amortized on a straight-line basis over the shorter of their estimated economic life of 10 years or their legal life. Amortization of licenses begins from the acquisition date.

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

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Impairment of long-lived assets

Long-lived assets include property and equipment, right-of-use assets, and intangible assets with finite useful lives.

At each balance sheet date or when triggering events arise, the Company assesses long-lived assets for potential impairment. Assets are grouped at the lowest level of separately identifiable cash flows, or asset groups. Circumstances that may trigger an impairment review include significant declines in the asset's market price, adverse changes in business climate or legal factors, substantially higher than expected acquisition or construction costs, current period or projected operating losses associated with the asset, and expectations of early asset disposal.

If impairment indicators are present, the Company conducts an undiscounted cash flow analysis to assess recoverability. Impairment losses are recognized in profit or loss to the extent that an asset’s carrying amount exceeds its fair value.

h) Leases

At the start of a contract containing a lease, the Company classifies leases other than short-term leases as either operating or finance leases, following the criteria outlined in ASU 2016-02 Leases. Lease classification is only reassessed when: (a) the contract is modified and not treated as a separate contract, or (b) there is a change in the lease term or a reassessment of whether the lessee is likely to exercise a purchase option for the underlying asset. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases with terms of 12 months or less.

For both finance and operating leases, right-of-use assets and lease liabilities are initially measured as the present value of future lease payments plus initial direct costs, discounted at the lease's implicit interest rate, or, if not available, the Company’s incremental borrowing rate.

Subsequent measurements differ by lease type:

•

For finance leases, lease liabilities are measured at amortized cost using the effective interest rate method, and right-of-use assets are measured at cost less accumulated amortization, depreciated on a straight-line basis over the lease term.

•

For operating leases, lease liabilities are measured at the present value of unpaid lease payments, discounted at the original discount rate. Right-of-use assets are adjusted by accumulated amortization, calculated as the difference between the straight-line lease cost (including amortization of initial direct costs) and the periodic accretion of the lease liability.

As at August 31, 2024, the Company has one lease which is classified as an operating lease.

i) Stock-based compensation

The Company measures equity-settled share-based payments at fair value on the grant date, recognizing share-based compensation expense over the vesting period based on the estimated number of equity instruments expected to vest and uses Plain Vanilla for calculating the expected terms of options. Any consideration received from stock option exercises is recorded as an increase to common stock and additional paid-in capital.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

j) Share issuance costs

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

k) Secured convertible notes payable

Under the simplified guidance of ASU 2020-06, the Company accounts for convertible debt instruments, including its secured convertible notes payable as a single unit of account unless the conversion feature requires bifurcation in accordance with derivative accounting under ASC 815. Secured convertible notes payable are initially recorded at fair value adjusted for issuance costs and subsequently measured at amortized cost using the effective interest method. Convertible note interest expense includes the stated interest rate and any applicable amortized discounts. Upon conversion, the debt's carrying amount is reclassified to equity with no gain or loss recognized.

l) Financial instruments

Financial instruments represent contracts that create a financial asset for one party and a financial liability or equity instrument for another. Initially, financial instruments are recorded at fair value, reflecting the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent measurement depends on the classification of the financial instrument, with values measured at either fair value or amortized cost. For instruments measured at fair value, the Company uses quoted market prices when available to determine fair value.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy, based on the reliability of the lowest level of inputs used in estimating fair values. The three levels of the fair value hierarchy are as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - Inputs that are not based on observable market data.

The Company’s financial instruments comprise cash, trade receivables, accounts payable, accrued liabilities, loans payable, and secured convertible notes payable. There are no financial assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet. As of August 31, 2024, the carrying values of the Company’s financial instruments approximate their fair values, primarily due to their short-term maturities.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Revenue recognition

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

n) Net income (loss) per common share

Net income (loss) per share is calculated in accordance with ASC 260 Earnings per Share. The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding to the extent the effect would not be antidilutive. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding.

o) Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

p) Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

q) Significant accounting estimates and judgments

The preparation of the financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

r) Recent accounting pronouncements

Issuance of ASU 2020-06:

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging and Contracts in Entity’s Own Equity (Subtopic 815-40), aimed at simplifying the accounting for certain financial instruments. ASU 2020-06 eliminates the existing models that require the separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the guidance on the derivative scope exception related to the equity classification of contracts in an entity’s own equity.

Additionally, the new standard introduces enhanced disclosures for convertible debt and freestanding instruments indexed to and settled in an entity’s own equity. It also amends the diluted earnings per share guidance, mandating the use of the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2022, and must be applied on a full or modified retrospective basis, with early adoption allowed starting January 1, 2021. The Company adopted ASU 2020-06 effective September 1, 2022.

Issuance of ASU 2023-07:

In November 2023, the FASB issued ASU 2023-07, which introduces improvements to the information that a public entity discloses about its reportable segments and addresses investor requests for more information about reportable segment expenses. The ASU does not change the current guidance related to the identification of operating segments, the determination of reportable segments, or the aggregation criteria. Rather, the new guidance introduces additional disclosure requirements and expands those requirements to entities with a single reportable segment, not just entities with multiple reportable segments.

ASU 2023-07 enhances interim disclosure requirements, clarifies the circumstances in which an entity can disclose multiple segment measures of profit or loss, and introduces the significant expense principle, which requires additional disclosure of segment expenses. In addition, the ASU provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements.

ASU 2023-07 is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The Company will adopt ASU 2023-07 for effective September 1, 2024 and the effects will be present in the Company’s financial statements the fiscal year ended August 31, 2025 and all interim periods following.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has not early-adopted any new accounting standard, interpretation or amendment that has been issued but is not yet effective other than ASU 2020-06. The adoption of ASU 2020-06 did not have a material impact.

4. INVENTORY

Inventory is comprised of the following items:

	August 31, 2024	August 31, 2023

Work in progress	$132,508	$80,094
Finished goods	128,508	27,416
	$261,016	$107,510

Inventory as at August 31, 2024 is presented net of a net realizable value adjustment of $417,862 (August 31, 2023 - $1,507,018). During the year ended August 31, 2024, the Company recognized an inventory write-off of $417,862 due to obsolescence (2023 - $1,507,018), recorded within cost of sales.

5. ACCOUNTS RECEIVABLE

A summary of the Company’s accounts receivable is as follows:

	August 31, 2024	August 31, 2023

Trade receivables	$47,955	$2,570
Due from related party	-	2,446
Tax receivables	-	129,466
	$47,955	$134,482

During the year ended August 31, 2024, the Company recognized a tax receivable write-off of $169,326 due to lack of recoverability of the balances (2023 - $nil).

6. DEPOSITS AND ADVANCES

As at August 31, 2024 and 2023, deposits and advances were $20,668 and $26,354, respectively, representing payments made to vendors for the construction of farm facilities in Colombia.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

7. PROPERTY, PLANT AND EQUIPMENT

A summary of the Company’s property, plant and equipment during the year ended August 31, 2024 is as follows:

	Construction in process	Farm facility and equipment	Office and computer equipment	Transport equipment	Total
COST
August 31, 2023	$429,749	$1,346,373	$29,952	$29,525	$1,835,599
Additions	-	2,049	-	-	2,049
Effect of currency translation	(10,157)	(16,207)	(708)	(698)	(27,770)
August 31, 2024	$419,592	$1,332,215	$29,244	$28,827	$1,809,878

ACCUMULATED DEPRECIATION
August 31, 2023	$-	$404,559	$7,700	$6,148	$418,407
Additions	-	177,564	3,245	5,899	186,708
Effect of currency translation	-	(12,581)	(338)	(429)	(13,348)
August 31, 2024	$-	$569,542	$10,607	$11,618	$591,767

NET BOOK VALUE
August 31, 2023	$429,749	$941,814	$22,252	$23,377	$1,417,192
August 31, 2024	$419,592	$762,673	$18,637	$17,209	$1,218,111

As at August 31, 2024, depreciation of $74,814 was included in inventory.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

8. INTANGIBLE ASSETS

A summary of the Company’s intangible assets during the year ended August 31, 2024 is as follows:

Licenses
COST
August 31, 2023	$4,535,696
Additions	7,843
Effect of currency translation	(97,920)
August 31, 2024	$4,445,619

ACCUMULATED AMORTIZATION
August 31, 2023	$1,022,926
Additions	17,118
Effect of currency translation	(15,459)
August 31, 2024	$1,024,585

ACCUMULATED IMPAIRMENT
August 31, 2023	$3,472,469
Effect of currency translation	(82,073)
August 31, 2024	$3,390,396

NET BOOK VALUE
August 31, 2023	$40,301
August 31, 2024	$30,638

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of the Company’s accounts payable and accrued liabilities is as follows:

	August 31, 2024	August 31, 2023

Trade payable	$832,870	$822,447
Accrued liabilities	1,870,293	1,570,912
	$2,703,163	$2,393,359

10. LEASES

The Company accounts for leases under ASC 842, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. The Company also elected to keep all leases with an initial term of 12 months or less off the balance sheet.

As at August 31, 2023, the Company had one active lease for a 12.5-hectare plot of land in Los Santos Municipality, Colombia, designated for cultivation activities. The lease was set to expire on February 1, 2030. This lease was classified as an operating lease.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

10. LEASES (continued)

On August 1, 2024, the Company and the lessor amended the lease, increasing the base rent and adjusting the lease term to expire on July 31, 2029. As a result of the amendment, the carrying amounts of right-of-use assets and lease liabilities were remeasured, resulting in an increase of $39,050 in the right-of-use asset and lease liabilities.

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

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term is as follows:

	August 31, 2024	August 31, 2023
Weighted average discount rate	15%	15%
Weighted average remaining lease term	4.92 years	6.00 years

The components of lease expenses were as follows:

Operating lease cost:
Amortization of right-of-use assets	$12,631
Interest expense on lease liabilities	17,495
Total operating lease cost	$30,126

As at August 31, 2024, depreciation of $1,874 from right-of-use asset was included in inventory.

For the year ended August 31, 2024, the Company incurred total operating lease cost of $30,126 (2023 - $50,125). Lease payments on the Company’s operating lease for the year ended August 31, 2024 were $30,181 (2023 - $50,125).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

10. LEASES (continued)

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases as at August 31, 2024 is as follows:

Year ending August 31,
2025	$35,331
2026	37,301
2027	38,757
2028	38,728
2029	36,695
Total minimum lease payments	186,812
Less: amount of lease payments representing effects of discounting	(54,715)
Present value of minimum lease payments	132,097
Less current portion of lease liability	(17,090)
Lease liabilities, non-current portion	$115,007

11. LOANS PAYABLE

A summary of the Company’s loans payable during the year ended August 31, 2024 is as follows:

	Loan for prefabricated buildings financing	Loan for equipment purchase financing	Related party loans	Other cash advance	Total
August 31, 2023	$1,742,648	$284,700	$-	$-	$2,027,348
Additions	-	-	100,600	100,000	200,600
Interest expense	451,358	20,335	-	-	471,693
August 31, 2024	$2,194,006	$305,035	$100,600	$100,000	$2,699,641

a) Loan for prefabricated buildings financing

In June 2020, the Company secured a financing agreement to fund the purchase of prefabricated buildings intended for potential cannabis operations.

Under the agreement, the Company borrowed $1,253,772, with an original maturity date of November 20, 2020. This date was extended through several amendments, with the most recent in June 2022, establishing a current maturity date of September 1, 2024. The revised payment terms require monthly payments of $37,613 for the first three months starting July 1, 2022, followed by monthly payments of $66,288 for the remaining period. These payments include interest at a monthly rate of 3%. For the year ended August 31, 2024, no interest was paid and the loan accrued interest payable of $451,358 (2023 - $451,358).

b) Loan for equipment purchase financing

On December 17, 2021, the Company entered into a financing agreement to fund an equipment purchase. The Company borrowed $295,543 at an interest rate of 8% per annum. The equipment financing loan required the Company to make monthly payments of $15,000 with a final balloon payment of $633 due in September 2023, however, during the year ended August 31, 2024, the Company defaulted on its monthly payments. During the year ended August 31, 2024, the Company incurred interest of $20,335 (2023 - $20,335). As of August 31, 2024, the loan is due on demand and the balance owing, including accrued interest was $305,035 (2023 - $284,700).

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

11. LOANS PAYABLE (continued)

c) Related party loans

During the year ended August 31, 2024, the Company received loans totaling $100,600 from its key management personnel. The loans bear no interest and are due on demand (Note 14(d)).

d) Other cash advance

During the year ended August 31, 2024, the Company received a cash advance of $100,000 from a third party. The loan does not bear interest and is due on demand.

12. SECURED CONVERTIBLE NOTES PAYABLE

As of August 31, 2023, the Company issued multiple tranches of convertible notes with attached warrants, raising total proceeds of $4,024,891. Of this amount, $543,004 was allocated to the warrants using the relative fair value method and recorded as additional paid-in capital. Bifurcation of the conversion feature is not required and the secured convertible notes payable are classified as a single financial liability.

These notes have undergone several amendments, setting an interest rate of 10% per annum and extending their maturity dates. By September 30, 2023, $300,000 of the principal had been repaid, and the remaining notes had matured, prompting the Company to enter into negotiations with the noteholders to further extend the maturity dates.

On March 15, 2024, a new amendment was finalized, extending the maturity of all defaulted convertible notes to December 31, 2024. The conversion prices were revised to the lesser of 80% of the 20-day average closing price per share (but no lower than $0.20 per share) or $0.50 per share. The interest rate remains 10% per annum.

Additionally, on December 4, 2023, the Company issued an additional convertible note with a face value of $50,000. This note bears interest at 10% per annum, matures on December 31, 2024, and is convertible into common shares at $0.20 per share prior to maturity.

As at August 31, 2024, the principal outstanding on the convertible notes totaled $3,774,891 (August 31, 2023 - $3,724,891), with accrued interest payable of $1,102,729 (August 31, 2023 - $725,721) recorded within accrued liabilities.

13. EQUITY

a) Common share transactions

During the year ended August 31, 2024:

The Company issued a total of 10,181,990 shares of common stock at $0.20 per share and 42,000 shares of common stock at $0.072 per share, generating gross proceeds of $2,039,343, of which $50,000 had been received during the year ended August 31, 2023. Of the 10,181,990 shares of common stock issued, 6,000,000 shares were issued to a shareholder under a share purchase agreement, resulting in cash proceeds of $1,199,920 during the year ended August 31, 2024. As part of the agreement, the shareholder has the option to appoint a member to the Board of Directors. The Company incurred $50,000 in share issuance costs in connection with these transactions.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

13. EQUITY (continued)

On August 16, 2024, the Company entered into an agreement with certain related parties to settle outstanding payables related to prior management and consulting services. Under the terms of the agreement, payables of $569,475 were settled through the issuance of 654,568 common shares, with a fair value of $65,457, of which $65 was allocated to common stock and $569,410 was allocated to additional paid in capital. The difference between the settlement amount and the par value of the shares was recognized as an additional capital contribution from the related parties and recorded under additional paid-in capital.

During the year ended August 31, 2023:

On September 21, 2022, the Company issued 1,350,000 shares of common stock at $0.40 per share for $540,000 subscriptions received during the year ended August 31, 2022.

On October 7, 2022, the Company issued 1,575,000 shares of common stock at $0.40 per share for proceeds of $630,000. In connection with the financing, the Company incurred a finder’s fee of $10,000 and share issuance costs of $2,792.

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

As at August 31, 2023, the Company had received $80,000 in cash for shares subscriptions at $0.20 per share.

b) Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price
	#	$
August 31, 2023	5,459,000	1.06
Expired	(4,459,000)	1.25
August 31, 2024	1,000,000	0.20

As at August 31, 2024, there were 1,000,000 warrants outstanding. These warrants have exercise price of $0.20 and will expire on July 30, 2025.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

13. EQUITY (continued)

c) Stock options

The Company measures equity-settled share-based payments at fair value on the grant date, recognizing share-based compensation expense over the vesting period based on the estimated number of equity instruments expected to vest and uses Plain Vanilla for calculating the expected terms of options. Any consideration received from stock option exercises is recorded as an increase to common stock and additional paid-in capital.

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
	#	$	Years	$
August 31, 2023	12,140,000	0.25	3.70	55,900
Granted	500,000	0.12	1.64	-
Outstanding, August 31, 2024	12,640,000	0.21	3.74	-
Exercisable, August 31, 2024	11,756,667	0.22	3.70	-

A summary of the Company’s outstanding stock options is as follows:

Expiry date	Number of options	Weighted average exercise price	Weighted average remaining contractual term
	#	$	Years
February 1, 2026	1,750,000	0.27	1.42
September 2, 2026	100,000	0.42	2.01
March 1, 2027	300,000	0.22	2.50
May 1, 2027	1,000,000	0.27	2.67
October 1, 2028	200,000	0.20	4.09
January 1, 2029	8,990,000	0.20	4.34
March 1, 2029	300,000	0.06	4.50
	12,640,000	0.21	3.74

During the year ended August 31, 2024, the Company incurred stock-based compensation of $500,627 from the vesting of stock options (2023 - $3,047,156). All stock-based compensation was recorded within consulting fees on the consolidated statements of operations and comprehensive loss.

Granting of new stock options

On March 1, 2024, the Company granted 300,000 options to a consultant with an exercise price of $0.06, expiring on March 1, 2029. The options vest in two equal tranches over six-month intervals. The fair value of these options was estimated at $27,573, using the Black-Scholes model with the following assumptions: stock price of $0.10, expected life of 5 years, risk-free interest rate of 4.17%, volatility of 179%, and no dividend yield.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

13. EQUITY (continued)

Granting of performance-based options

On January 1, 2024, the Company entered into a performance-based option agreement with a consultant, allowing for the potential vesting of up to 500,000 options upon meeting specified performance conditions. The options vest over a two-year period from the date each milestone is achieved. During the year ended August 31, 2024, 200,000 options were granted following the achievement of performance conditions. These options have an exercise price of $0.20, expire on October 1, 2028, and are scheduled to fully vest by February 13, 2026.

The fair value of these options was $15,765 and was estimated using the Black-Scholes option pricing model, applying the following weighted average inputs: stock price of $0.085, expected life of 4.75 years calculated based on Plain Vanilla, risk-free interest rate of 3.93%, expected volatility of 178%, and no dividend yield.

Modification of options

On January 1, 2024, the Company modified the exercise price and vesting terms for 300,000 previously granted and unexercised options as follows:

Number of stock options	Original exercise price	Original vesting terms	Modified exercise price	Modified vesting terms
300,000	$0.22	100,000 on October 1, 2024 100,000 on October 1, 2025 100,000 on October 1, 2026	$0.20	150,000 on January 1, 2024 150,000 on September 30, 2024

The adjustment was treated as a modification, requiring a remeasurement of the options’ fair value as of the modification date. The fair value was determined using the Black-Scholes option pricing model with the following inputs: stock price of $0.085, expected life of 4.75 years calculated based on Plain Vanilla, risk-free interest rate of 3.93%, expected volatility of 178%, and no dividend yield. This remeasurement resulted in an incremental stock-based compensation expense of $28,129.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

14. RELATED PARTY TRANSACTIONS AND BALANCES

a) Key management compensation through consulting services

The Company has identified its key management personnel to include its directors and senior officers. A summary of the compensation provided to key management during the years ended August 31, 2024 and 2023 is as follows:

	2024	2023

Compensation to the Chief Executive Officer (“CEO”)	$109,767	$112,311
Compensation to the Chief Financial Officer (“CFO”)	92,627	84,249
Compensation to the Chief Operations Officer (“COO”)	92,627	93,592
Compensation to the Chief Business Development Officer (“CBDO”)	150,029	-
Compensation to the directors	74,500	105,900
	$519,550	$396,052

All compensation provided to key management personnel is made in the normal course of business and is included in consulting fees.

b) Stock-based compensation

A summary of stock-based compensation from vesting options granted to related parties during the years ended August 31, 2024 and 2023 is as follows:

	2024	2023

Stock-based compensation to the CFO	$15,683	$494,499
Stock-based compensation to the directors	74,698	730,105
	$90,381	$1,224,604

All stock-based compensation is recorded within consulting fees.

c) Debt settlements with related parties

During the year ended August 31, 2024, the Company entered into a debt waiver agreement with its CEO and COO, under which each officer forgave $75,336 in payables related to past management services. As a result, the Company wrote off a total payable amount of $150,672 and recognized this as a capital contribution from the officers, which was recorded in additional paid-in capital.

On August 16, 2024, the Company entered into a debt settlement agreement with certain directors and senior officers. Under the agreement, outstanding payables owed to these individuals were settled through the issuance of the Company’s common shares. The table below summarizes the amounts settled and the number of shares issued to each related party:

	Settlement with CEO	Settlement with COO	Settlement with CBDO	Settlement with director	Total
Settlement amount	$126,500	$178,000	$114,975	$150,000	$569,475
Number of shares issued (#)	145,402	204,597	132,155	172,414	654,568

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

14. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

The settlement amount of $569,475 was recognized as capital contribution from the officers and was recorded as equity.

d) Amounts due to related parties

In the normal course of operations, the Company shares certain administrative resources with entities related by common management and directors. These administrative resources and services are measured at their exchange value. All amounts payable and receivable from related parties are non-interest bearing, unsecured, and due on demand.

During the year ended August 31, 2024, the Company received short-term loans totaling $20,600 from its CBDO and $80,000 from one of its directors. These loans are due on demand and bear no interest.

The following table summarizes the amounts due to related parties:

	August 31, 2024	August 31, 2023

Trade payables to the CEO	$17,428	$156,028
Trade payables to the COO	4,371	201,612
Trade payables to the CFO	129,309	84,962
Trade payable to the CBDO	7,718	-
Trade payable to a director	-	159,690
Trade payable to a former director	194,687	91,000
Outstanding short-term loan from the CBDO	20,600	-
Outstanding short-term loan from a director	80,000	-
	$454,113	$693,292

15. FINANCIAL RISK FACTORS

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management processes, inclusive of documented investment policies, counterparty limits, and controlling and reporting structures. The type of risk exposure and the way in which such exposure is managed is provided as follows:

a) Credit risk

Credit risk arises when one party to a financial instrument fails to meet its obligations, potentially causing financial loss to the other party. The Company’s main exposure to credit risk lies in its cash holdings and trade receivables. Cash is securely held with major Canadian banks, and trade receivables remain minimal. Management considers the overall credit risk to be low.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

15. FINANCIAL RISK FACTORS (continued)

b) Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As at August 31, 2024, the Company had a working capital deficiency of $8,834,739 (August 31, 2023 - $8,379,055). To address this risk, the Company has implemented a planning and budgeting process to assess the funding required to support its operations. Limited cash resources have impacted the Company’s ability to meet some obligations as they fall due, including accounts payable, loans payable, and secured convertible notes. Loans payable totaling $2,699,641 are due on demand. During the year ended August 31, 2024, the Company negotiated an extension of its convertible notes’ maturity to December 31, 2024. The Company continues to seek funding through equity offerings or debt financing to meet operational needs, while carefully managing existing cash resources. However, there can be no assurance that future financing will be available or on favorable terms and as a result, liquidity risk is high.

c) Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company’s exposure to interest rate risk is minimal, as it does not hold any variable-rate financial liabilities.

d) Foreign exchange risk

Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the Canadian dollar. The Company has not entered into any foreign currency contracts to mitigate risk but manages the risk my minimizing the value of financial instruments denominated in foreign currency. The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Canadian dollars:

	August 31, 2024	August 31, 2023

Accounts payable and accrued liabilities	$(1,023,380)	$(947,214)
Net exposure in Canadian dollars	$(1,023,380)	$(947,214)
Balance in US dollars	$(758,452)	$(700,032)

As at August 31, 2024, a 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $75,845 (August 31, 2023 - $70,003).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

	August 31, 2024	August 31, 2023

Cash	$238,480,051	$415,100,982
Accounts receivable	200,766,822	539,704,008
Accounts payable and accrued liabilities	(496,725,947)	(3,669,893,803)
Net exposure in Columbian Pesos	$(57,479,074)	$(2,715,088,813)
Balance in US dollars	$(13,730)	$(664,234)

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

15. FINANCIAL RISK FACTORS (continued)

As at August 31, 2024, a 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $1,373 (August 31, 2023 - $66,423).

16. CAPITAL MANAGEMENT

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to support the business and continue as a going concern. The Company considers capital to be all accounts in equity. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business. The Company has a working capital deficit and requires additional capital to finance its future business plans. The Company is not subject to any externally imposed capital requirements.

17. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims, litigation and other matters in the ordinary course and conduct of business. Some of these pending matters may take a number of years to resolve. While it is not possible to determine the ultimate outcome of such actions at this time, and inherent uncertainties exist in predicting such outcomes, it is the Company’s belief that the ultimate resolution of such actions is not reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

a) As of August 31, 2023 and 2024, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) The Company has entered into binding lease agreement for agricultural land in Colombia (Note 9).

c) In June 2019, AM Biosciences, a subsidiary of the Company, contracted to manufacture a building initially intended for Canadian operations but later designated for potential U.S. operations in Nevada, pending federal legalization of cannabis. On March 30, 2021, Allied US Products LLC, another subsidiary, agreed to purchase two Nevada cannabis cultivation licenses for $150,000, with a $1,350,000 promissory note and assumed liabilities. Tactical Relief LLC, a subsidiary, also signed a 25-year lease with Fiore Subsidiary for a Nevada property to house these buildings. By August 31, 2022, the Company had paid deposits totaling $2,656,695 for the buildings and $150,000 for the licenses, though the buildings were not yet delivered.

In December 2022, the Fiore Subsidiary became insolvent, and the leased property was scheduled for a trustee’s sale. The Company filed a lawsuit in Nevada court seeking to halt the sale or obtain damages, filing a lis pendens to assert its claim on the buildings as personal property. Despite these efforts, the sale proceeded, and the buyer claimed ownership of the buildings as part of the property. The Company is currently awaiting a court decision to affirm its ownership. Due to uncertainty in recoverability, a loss on deposit impairment of $2,656,695 and a $150,000 loss on the license advance were recorded for the year ended August 31, 2023, as the purchase agreement was effectively terminated.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

18. NON-CASH ACTIVITIES

A summary of the Company’s non-cash transactions during the years ended August 31, 2024 and 2023 is as follows:

	2024	2023

Fair value of warrants issued as finder fees	$-	$204,452
Common stock issuable applied to shares issued in the year	$50,000	$-
Shares issued to settle accounts payable and accrued liabilities	$569,475	$-
Related party debt forgiveness of accounts payable and accrued liabilities	$150,672	$-

19. SEGMENT INFORMATION

The Company has two operating segments including:

•	Allied Colombia, a Colombian based company through which the Company intends to commence commercial production in Colombia. (Allied Colombia)
•	Allied Corp. which consists of the rest of the Company’s operations (Allied)

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

A summary of the Company’s segment information is as follows:

	Allied	Allied Columbia	Total

Gross margin	$-	$(323,132)	$(323,132)
Net loss	$(2,659,406)	$(1,316,778)	$(3,976,184)
Depreciation and amortization	$76,392	$63,377	$139,769
Total asset	$836,262	$1,278,579	$2,114,841

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

20. INCOME TAXES

As at August 31, 2024, the Company has a net operating loss carryforward of approximately $20,292,000 (August 31, 2023 - $20,588,000). A summary of the significant components of deferred income tax assets is as follows:

	August 31, 2024	August 31, 2023

Net operating loss carryforward	$5,223,000	$5,095,000
Less: valuation allowance	(5,223,000)	(5,095,000)
Net deferred tax asset	$-	$-

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

As at August 31, 2024 and 2023, the Company has no recognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended August 31, 2024 and 2023. No interest or penalties have been accrued as at August 31, 2024 and 2023. As at August 31, 2024 and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the combined statutory rate for the years ended August 31, 2024 and 2023 is as follows:

	August 31, 2024	August 31, 2023

Income tax benefit	$1,028,000	$1,970,000
Non-deductible expenditures and other	(53,000)	-
Adjustment to prior years provision versus statutory tax returns	760,000	-
Change in valuation allowance	(128,000)	(1,970,000)
Income tax expense	$-	$-

As at August 31, 2024, the Company had approximately $11,014,000 (August 31, 2023 - $11,942,000) of US federal net operating losses that may be available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation. The Company also had as at August 31, 2024 approximately $4,056,000 (August 31, 2023 - $3,601,000) of Canadian non-capital losses which will begin to expire in 2043. In addition, the Company had Colombian net operating losses of $5,222,000 as at August 31, 2024 (August 31, 2023 - $5,045,000) which will begin to expire in 2035.

ALLIED CORP. Notes to the consolidated financial statements For the year ended August 31, 2024 and 2023 (Expressed in US dollars)

21. SUBSEQUENT EVENTS

On September 27, 2024 and October 1, 2024, the Company settled outstanding liabilities with two former employees through the issuance of 638,912 and 435,000, respectively.

On October 1, 2024, the Company amended its agreement with a consultant to provide for the grant of up to 700,000 performance-based options between October 1, 2024 and March 31, 2025. Pursuant to the amendment, the consultant will be granted a maximum of 100,000 options each time a sales contract with an annual value of $100,000 is signed. For any contracts with an annual value exceeding $1,500,000, the consultant will be awarded 200,000 options. Options granted pursuant to achievement of performance targets will vest over a two-year period from the date the contract is signed.

On October 21, 2024, the Company appointed Abdul Musoke Nnyenje to the Company’s Board of Directors. As part of his appointment, the Company issued 918,750 options at an exercise price of $0.20 per share to Mr. Nnyenje. The options are exercisable 7 years from the issuance date.

On October 23, 2024, the Company entered into a Securities Purchase Agreement with an independent private banking institution wherein the Company agreed to sell 3,900,000 shares of common stock to the independent private banking institution at the purchase price of $0.20 per share for an aggregate of $780,000 in two tranches. On October 28, 2024, the Company completed the first tranche and sold 1,950,000 shares for $390,000. The second tranche is scheduled for completion on or before December 27, 2024, at which time the Company will receive an additional $390,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective August 1, 2022, we engaged M&K CPAS, LLLC (“M&K”) to serve as our independent registered public accounting firm for our fiscal years ending August 31, 2024 and 2023. During our most recent fiscal year ending August 31, 2024 and 2023 we did not consult with M&K regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. While our initial assessment, completed on August 31, 2024 deemed internal controls effective, based upon a further evaluation of legal proceedings during our annual audit, which was conducted subsequent to August 31, 2024, we modified management’s initial estimates used in our asset impairment in a manner that caused audit adjustments. Accordingly, management concluded there was a material weakness in our internal control over financial reporting at August 31, 2024, based on the COSO framework criteria, since management lacked a formal policy of testing for impairment resulting in adjusting journal entries.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below reflects the Company’s executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director. The address for each such officer and director is 200-460 Doyle Ave, Kelowna, British Columbia, V1Y OC2, Canada.

Name	Intended Positions and Offices
Calum Hughes	Chairman of the Board, Chief Executive Officer and Director
Michael Moses	Chief Business Development Officer
Paul Bullock	Chief Operating Officer, Interim Chief Financial Officer and Director (1)
Jim Smeeding	Vice President of Pharmaceuticals and Director
Ryan Maarschalk	Chief Financial Officer (1)
Abdul Musoke	Director (2)

(1)	Ryan Maarschalk presented his resignation on August 19, 2024 and on October 11, 2024, Paul Bullock was named as interim CFO.
(2)	On October 21, 2024, Abdul Musoke was appointed as Director of the Company.

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

Paul Bullock, Chief Operating Officer and Director

Born and raised in Kelowna, BC, Canada, Paul Bullock comes from one of Kelowna’s oldest pioneer families, which possesses a rich history in both agricultural innovation and entrepreneurial spirit. Paul brings 10 years of experience to the Allied team from MMAR, MMPR, and ACMPR cannabis cultivation, genetics, compliance and facility design.

Previous to joining Allied, Paul owned and operated a company specializing in both personal and corporate finance for clients, which offered exportable services in overseas and offshore markets. Earlier, Paul worked in the oil and gas industry specializing in offshore construction. Paul also owned and operated an agricultural management and consulting firm, which renovated and replanted over 2,500 acres of orchard and vineyard in the Okanagan Valley. He was also the Kelowna site operations manager for Kettle Mountain Ginseng, one of the pioneers in the British Colombia ginseng industry.

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

Abdul Musoke Nnyenje, Director

On October 21, 2024, the Company appointed Abdul Musoke Nnyenje to the Company’s board of directors.

Mr. Nnyenje currently serves as Chief Strategy Officer at Afri Digital Media Corp, a UAE-based pan-African media and lifestyle brand with operational assets across Uganda, Tanzania, Burundi, and Rwanda. In this role, Abdul is responsible for spearheading strategic acquisitions, overseeing market expansion initiatives, licensing & regulatory compliance, driving corporate governance as well as overall group commercial strategy. Mr. Nnyenje is a Director in Albertine Nuts Uganda Ltd a 500-acre macadamia orchard along the slopes of the East African Rift Valley in western Uganda where he leads the finance, partnerships and strategy functions. Previously, Mr. Nnyenje has served as a Regulatory Economist leading a regulatory competitions and market oversight department. This role included responsibilities in multinational negotiations, international settlement frameworks as well as reviewing industry Mergers and Acquisitions. Abdul remains a contributing member of the International Telecom Union’s Study Group 3 on Telecom Economics and Markets. Mr. Nnyenje holds a Bachelor in Statistics (Economics Major), Master of Business Administration, several postgraduate certifications and is a Fellow of the Tufts University FLPFI Program.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended August 31, 2024, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year from August 31, 2021 to date. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during those fiscal years.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Number of stock options granted	Non-equity incentive plan compensation ($)	Change in pension value and nonqualifed deferred compensation earnings ($)	All other compensation ($)	Total ($)
Calum Hughes	2024	$109,767	-	-	-	-	-	$109,767
	2023	$112,311	-	-	-	-	-	$112,311
	2022	$119,205	-	-	-	-	-	$119,205
	2021	$118,756	-	-	-	-	-	$118,756
Paul Bullock	2024	$92,627	-	-	-	-	-	$92,627
	2023	$93,592	-	-	-	-	-	$93,592
	2022	$99,337	-	-	-	-	-	$99,337
	2021	$101,563	-	-	-	-	-	$101,563
Jim Smeeding	2024	$60,000	-	-	-	-	-	$60,000
	2023	$60,000	-	140,000	-	-	-	$60,000
	2022	$60,000	-	-	-	-	-	$60,000
	2021	$75,000	-	-	-	-	-	$75,000
Santiago Ribero	2024	$14,500	-	-	-	-	-	$14,500
	2023	$45,900	-	1,900,000	-	-	-	$45,900
	2022	$42,000	-	-	-	-	-	$42,000
	2021	$42,000	-	-	-	-	-	$42,000
Ryan Maarschalk	2024	$92,627	-	-	-	-	-	$92,627
	2023	$84,249	-	1,900,000	-	-	-	$84,249
	2022	$69,536	-	-	-	-	-	$69,536
	2021	$96,530	-	-	-	-	-	$96,530
Michael Moses	2024	$150,029	-	-	-	-	-	$150,029
	2023	$-	-	-	-	-	-	$-
	2022	$-	-	-	-	-	-	$-
	2021	$-	-	-	-	-	-	$-

No stock options were granted to key management personnel during the year ended August 31, 2024.

Although compensation has been paid to our officers and directors on behalf of Advanced Biosciences, no compensation has been paid to date from Allied Corp. to any of our existing officers and directors.

Employment Agreements

The Company is not a party to any employment agreement with its Officers or its Directors currently. At present, the Company has entered into consulting agreements with entities controlled by Calum Hughes (Director & CEO), Paul Bullock (Director & COO), Jim Smeeding (Director & VP Pharmaceutical), Michael Moses (Chief Business Development Officer) and Ryan Maarschalk (CFO). At present these individuals are paid on a monthly basis in the amounts of CA$12,000, CA$10,500, US$5,000, CA$12,000 and CA$10,500, respectively. Total balances paid during the year included amounts paid to previous directors and officers of the Company.

Effective September 1, 2024, the Company revised the monthly payment amounts of Calum Hughes (Director & CEO), Paul Bullock (Director & COO) and Michael Moses (Chief Business Development Officer) to CA$6,000, $CA5,000 and $CA6,000, respectively and revised the monthly payment of Jim Smeeding (Director & VP Pharmaceutical) to a quarterly payment of US$2,500.

Equity Compensation Plans

During 2020, the Company’s board of directors approved the Allied Corp. 2020 Incentive Plan (“Plan”) which authorized the issuance of options, restricted stock units or other equity compensation to its employees directors, and consultants.

On February 1, 2021, the Company granted 4,900,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 1,200,000 options are exercisable at $0.825 per share and 3,700,000 options are exercisable at $0.75 per share. The options vest one third on the grant date and one third on the first and second years after the grant date. The weighted average grant date fair value of stock options granted was $0.77 per share. During the year ended August 31, 2021, the Company recorded stock-based compensation of $2,666,077 on the consolidated statement of operations and comprehensive loss.

During the year ended August 31, 2023, the Company granted 6,140,000 stock options to directors, officers and employees of the Company. The options expire five years after the grant date and 6,000,000 options are exercisable at $0.24 per share and 140,000 options are exercisable at $0.20 per share. All options vested immediately on the grant date. The weighted average grant date fair value of stock options granted was $0.23 per share. During the year ended August 31, 2023, the Company recorded stock-based compensation of $3,047,156 on the consolidated statement of operations. In addition, the Company granted 1,000,000 warrants as finder’s fees to the Chief Business Development Officer. The warrants expire five years after the grant date and are exercisable at $0.20 per share.

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

During the year ended August 31, 2024, the Company granted 500,000 stock options to employees. These options expire five years from the grant date and will fully vest by February 13, 2026. The weighted average fair value at the grant date was $0.09 per option. As of August 31, 2024, 150,000 of the options granted were exercisable at an exercise price of $0.06 per share. The Company recorded $500,627 in stock-based compensation expense for these options in the consolidated statement of operations and comprehensive loss during the year ended August 31, 2024.

Subsequently to year end and as part of the departure of the former CFO and a Director, the Company settled $127,782 and $87,000, respectively, outstanding payables to them through the exercise of options at an exercise price of $0.20 for a total of 638,912 and 435,000 shares issued to them.

On January 1, 2024, the Company modified the exercise price and vesting schedule of 300,000 unexercised options granted to a consultant. The original terms set the exercise price at $0.22, with vesting in three equal tranches on October 1, 2024, 2025, and 2026. The modification adjusted the exercise price to $0.20 and changed the vesting schedule to two equal tranches on January 1, 2024 and September 30, 2024. This remeasurement resulted in minimal incremental stock-based compensation expense. Additionally, the consultant is eligible for up to 500,000 performance-based options between January 1, 2024 and September 30, 2024, with a maximum of 100,000 options granted for each sales contract valued at $100,000. Pursuant to this agreement, the Company issued 200,000 options based on the value of sales contracts signed.

On October 1, 2024, the agreement was amended to allow for up to 700,000 performance-based options between October 1, 2024 and March 31, 2025. Additionally, for any contracts with an annual value exceeding $1,500,000, the consultant will be awarded 200,000 options. Options granted based on performance targets will vest over two years from the contract date.

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

Outstanding Stock Options or other Equity Awards

The following table summarizes the stock options and warrants we have issued during the fiscal year ended August 31, 2024.

Name	Issuance Date	Expiration Date	Exercise Price per Share ($)	Number of Stock Options or Warrants Granted
Juba Abdellaoui (1)	January 28, 2024	October 1, 2028	$0.20	100,000
Juba Abdellaoui (1)	February 13, 2024	October 1, 2028	$0.20	100,000
Mark Moses	March 1, 2024	March 1, 2029	$0.06	300,000

(1) Options granted pursuant to performance conditions being met during the year.

The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a stock price of $0.09, risk-free rate of 4.07%, no expected dividends or forfeiture rate, volatility of 178% and an expected life of 4.90 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of August 31, 2024 the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 10% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.

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

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage

Common Stock	Calum Hughes, Chief Executive Officer and Director	18,135,430	14.3%
Common Stock	Michael Moses, Chief Business Development Officer (2)	3,932,155	3.1%
Common Stock	Paul Bullock, Chief Operating Officer and Director (3)	10,181,596	8.1%
Common Stock	Jim Smeeding, Director (4)	1,079,081	0.8%
Common Stock	Abdul Musoke Nnyenje, Director (5)	918,750	2.5%

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

(2)	Mr. Moses holds 2,932,155 shares and an additional 1,000,000 shares pursuant to options.
(3)

All shares are held through Oceanus Consulting Ltd and 0994091 BC Ltd. Mr. Paul James Bullock is the principal of Oceanus Contracting Ltd. and 09940901 BC Ltd., and consequently may be deemed to be the beneficial owner of shares held by such entities.

(4)	Mr. Smeeding holds 740,000 shares pursuant to options and an additional 339,081 shares are held by Edjudicate LLC, a company beneficially owned by Mr. Smeeding.
(5)	Mr. Nnyenje holds 918,750 shares pursuant to options.

Holders of Common Stock

As of August 31, 2024, there were approximately 156 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

	August 31, 2024	August 31, 2023
Consulting fees and benefits	$519,550	$396,052

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

	August 31, 2024	August 31, 2023
Trade payables to the CEO	$17,428	$156,028
Trade payables to the COO	4,371	201,612
Trade payables to the former CFO	129,309	84,962
Trade payable to the CBDO	7,718	-
Trade payable to a director	-	159,690
Trade payable to a former director	194,687	91,000
Outstanding short-term loan from the CBDO	20,600	-
Outstanding short-term loan from a director	80,000	-
	$454,113	$693,292

As of August 31, 2024, the Company had $454,113 (August 31, 2023 - $693,292) payable to related parties for fees or expenses incurred or expensed paid on behalf of the Company by the parties which has been presented in accounts payable and accrued liabilities.

Director Independence

The Company is not currently listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee. The Company currently does not currently have any independent directors on its Board.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the fiscal year ended August 31, 2024, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $100,000.

Audit-Related Fees

$nil was billed in the fiscal year ended August 31, 2024 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

Tax Fees

$nil was billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the year ended August 31, 2024.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending August 31, 2024. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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
3.3

Certificate of Amendment of Articles of Incorporation dated July 1, 2019 (incorporated by reference to Exhibit 3.3 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

3.4	Form of Underwriter Warrant (incorporated by reference to Exhibit 3.1 of the Company’s Offering Statement filing on Form 1-A filed with the Securities and Exchange Commission on June 11, 2021)
10.1

Reorganization Agreement among Allied Corp., Pacific Capital Investment Group, Inc., SECFAC Exchange Corp., AM (Advanced Micro) Biosciences, Inc. and shareholders of AM (Advanced Micro) Biosciences, Inc. Dated as of July 25, 2019 and as amended effective August 27, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement filing on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019)

10.2

Assumption of contract of purchase and sale of 8999 Jim Bailey Rd. between the Company and 1185710 B.C. Ltd. Dated November 6, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.3

Share Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Maryls Wolfe and Grant Wolfe dated May 24, 2019. (incorporated by reference to Exhibit 10.3 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.4

Escrow Agreement between AM (Advanced Micro) Biosciences, Inc., and Maryls Wolfe dated May 31, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.5

Xtreme Cubes – Purchase Proposal dated May 14, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.6

Vitalis Extraction Technology Sales Order dated August 30, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.7

Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and 1150641 BC Ltd., doing business as Activated Nano, dated May 22, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.8

Asset Purchase Agreement between AM (Advanced Micro) Biosciences, Inc. and Clifford Wade Lackie and Robin Dale Lackie for Bud’s Naturals dated February 13, 2019 (incorporated by reference to Exhibit 10.8 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.9

Consulting Agreement between AM (Advanced Micro) Biosciences, Inc. and John Saric dated May 31, 2019 (incorporated by reference to Exhibit 10.9 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019)

10.10

Convertible Promissory Note issued to CA Indosuez (Switzerland) S.A. January 23, 2020 (incorporated by reference to Exhibit 10.10 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.11

Series A Warrant issued to CA Indosuez (Switzerland) S.A. January 23, 2020 (incorporated by reference to Exhibit 10.11 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020).

63

10.12

Security Agreement dated as of January 23, 2020 between the Company and CA Indosuez (Switzerland) S.A. (incorporated by reference to Exhibit 10.12 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.13

Convertible Promissory Note issued to Parkward Holding Ltd. January 23, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16., 2020)

10.14

Series A Warrant issued to Parkward Holding Ltd. January 23, 2020 (incorporated by reference to Exhibit 10.14 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.15

Security Agreement dated as of January 23, 2020 between the Company and Parkward Holding Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.16

Convertible Promissory Note issued to Allied Special Opportunities Limited February 25, 2020 (incorporated by reference to Exhibit 10.16 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.17

Series A Warrant issued to Allied Special Opportunities Limited February 25, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.18

Security Agreement dated as of January 23, 2020 between the Company and Allied Special Opportunities Lit.. (incorporated by reference to Exhibit 10.18 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.19

Loan and Security Agreement dated May 14, 2020 between the Company and SLCI1, LLC. (incorporated by reference to Exhibit 10.19 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.20

Promissory Note issued May 14, 2020 from the Company to SLCI1, LLC. (incorporated by reference to Exhibit 10.20 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.21	2020 Long term Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)
10.22

Share Purchase Agreement between Dorson Commercial Corp. and AD (Advanced Micro) Biosciences, Inc. dated August 29, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.23

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated August 3, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.24

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated December 4, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.25

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated July 31, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.26

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Justice and Law, dated February 20, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.27

License for Medicolombia Cannabis A.S. from Republic of Columbia, Ministry of Health and Social Protection, dated November 29, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.28

License for Medicolombia Cannabis A.S. from Republic of Columbia, Minagricultura dated May 05, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

10.29

License for Medicolombia Cannabis A.S. from Republic of Columbia, National Narcotics Fund U.A.E., Ministry of Health and Social Protection dated January 13, 2020 (incorporated by reference to Exhibit 10.8 of the Company’s Report filing on Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)

64

10.30

Settlement and Release Agreement between the Company and Anthony Zelen dated September 17, 2020 (incorporated by reference to Exhibit 10.29 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.31

Settlement and Release Agreement between the Company and David Weinkauf dated September 21, 2020 (incorporated by reference to Exhibit 10.30 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.32

Settlement and Release Agreement between the Company and Malcolm Davidson dated September 16, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.33

Convertible Promissory Note issued to Sawasawa Inc. September 30, 2020 (incorporated by reference to Exhibit 10.32 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.34

Convertible Promissory Note issued to Sawasawa Inc. November 7, 2020 (incorporated by reference to Exhibit 10.33 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.35

Convertible Promissory Note issued to Sawasawa, Inc. November 30, 2020 (incorporated by reference to Exhibit 10.34 of the Company’s Report filing on Form 10-K filed with the Securities and Exchange Commission on December 16, 2020)

10.36

Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of May 7, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

10.37

Amendment No. 1 to Placement Agent Agreement between the Company and Boustead Securities, LLC dated as of August 17, 2021 (incorporated by reference to Exhibit 1.2 of the Company’s filing on Form 1-A filed with the Securities and Exchange Commission on August 23, 2021)

10.38

Convertible Promissory Note issued to Stephen Moses on March 26, 2021 (incorporated by reference to Exhibit 10.36 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

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

10.41

Convertible Promissory Note issued to Stephen Moses on April 30, 2021 (incorporated by reference to Exhibit 10.39 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.42

Convertible Promissory Note issued to Tulip Enterprises LLC on July 25, 2021 (incorporated by reference to Exhibit 10.40 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.43

Convertible Promissory Note issued to Stephen Moses on July 25, 2021 (incorporated by reference to Exhibit 10.41 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

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

10.47

Convertible Promissory Note issued to Stephen Moses on December 23, 2021 (incorporated by reference to Exhibit 10.45 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

65

10.48

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

10.52

Form of Amendment for all outstanding convertible promissory notes September 30, 2022 (incorporated by reference to Exhibit 10.50 of the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2022).

10.53

SOL NDA Forward Purchase Agreement dated February 8, 2023. (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

10.54

Australian Cannabis Group Forward Purchase Agreement dated May 30, 2023. (incorporated by reference to Exhibit 10.3 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

10.55

One Life Labs Pty Ldt Forward Purchase Agreement dated November 13, 2023. (incorporated by reference to Exhibit 10.2 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

10.56

Term Sheet for Contract Manufacturing Services with Blossom Genetics Unipessoal Lda dated October 27, 2023. (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023)

10.57

Interim Operating Agreement dated September 1, 2023 (incorporated by reference to Exhibit 10.51 of the Company's filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2023)

10.58	Consulting Agreement with Michael Moses (incorporated by reference to Exhibit 10.52 of the Company's filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2023)
10.59	Certification by Calum Hughes (incorporated by reference to Exhibit 31.1 of the Company's filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2023)
10.60	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 31.2 of the Company's filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2023)
10.61	Certification by Calum Hughes (incorporated by reference to Exhibit 32.1 of the Company's filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2023)
10.62	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 32.2 of the Company's filing on Form 10-K filed with the Securities and Exchange Commission on December 14, 2023)
10.63	Certification by Calum Hughes (incorporated by reference to Exhibit 31.1 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2024)
10.64	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 31.2 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2024)
10.65	Certification by Calum Hughes (incorporated by reference to Exhibit 32.1 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2024)
10.66	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 32.2 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on January 16, 2024)
10.67	Notification of Late Filing (incorporated by reference to Company's filing on Form NT 10-Q with the Securities and Exchange Commission on April 15, 2024)
10.68	Certification by Calum Hughes (incorporated by reference to Exhibit 31.1 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on April 19, 2024)

66

10.69	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 31.2 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on April 19, 2024)
10.70	Certification by Calum Hughes (incorporated by reference to Exhibit 32.1 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on April 19, 2024)
10.71	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 32.2 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on April 19, 2024)
10.72	Press Release dated May 29, 2024 (incorporated by reference to Exhibit 99.1 of the Company's filing on Form 8-K with the Securities and Exchange Commission on July 1, 2024)
10.73	Notification of Late Filing (incorporated by reference to Company's filing on Form NT 10-Q with the Securities and Exchange Commission on July 16, 2024)
10.74	Certification by Calum Hughes (incorporated by reference to Exhibit 31.1 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on July 18, 2024)
10.75	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 31.2 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on July 18, 2024)
10.76	Certification by Calum Hughes (incorporated by reference to Exhibit 32.1 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on July 18, 2024)
10.77	Certification by Ryan Maarschalk (incorporated by reference to Exhibit 32.2 of the Company's filing on Form 10-Q filed with the Securities and Exchange Commission on July 18, 2024)
10.78	Notice of Exempt Offering of Securities (incorporated by reference to Company's filing on Form D with the Securities and Exchange Commission on August 8, 2024)
10.79	Amendment on Notice of Exempt Offering of Securities (incorporated by reference to Company's filing on Form D with the Securities and Exchange Commission on August 9, 2024)
10.80	Press Release dated September 24, 2024 (incorporated by reference to Exhibit 99.1 of the Company's filing on Form 8-K with the Securities and Exchange Commission on September 24, 2024)
10.81

CanPoland Spółka Akcyjna Forward Purchase Agreement dated September 26, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024)

10.82	Press Release dated November 18, 2024 (incorporated by reference to Exhibit 99.1 of the Company's filing on Form 8-K with the Securities and Exchange Commission on November 18, 2024)
10.83	Notification of Late Filing (incorporated by reference of the Company's filing on Form 10-K with the Securities and Exchange Commission on November 29, 2024)
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

Date: December 16, 2024	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2024	By:	/s/ Paul Bullock
Paul Bullock
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2024	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: December 16, 2024	/s/ Paul Bullock
Paul Bullock, Director

Date: December 16, 2024	/s/ Jim Smeeding
Jim Smeeding, Director

Date: December 16, 2024	/s/ Abdul Musoke
Abdul Musoke, Director

68