Form 10-K/A
period 2024-08-31
Allied Corp.
filed 2024-12-18
CIK 1575295

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

Explanatory Note: This Amendment to the Form 10-K for the year ended August 31, 2024 is solely to file the XBRL content.

2

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

6

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

64

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

65

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

66

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

67

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

10.82	Press Release dated November 18, 2024 (incorporated by reference to Exhibit 99.1 of the Company's filing on Form 8-K with the Securities and Exchange Commission on November 18, 2024)
10.83	Notification of Late Filing (incorporated by reference of the Company's filing on Form 10-K with the Securities and Exchange Commission on November 29, 2024)
21	List of Subsidiaries (incorporated by reference to the Company’s filing on Form 10-K with the Securities and Exchange Commission on December 16, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350

68

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Corp.

Date: December 17, 2024	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2024	By:	/s/ Paul Bullock
Paul Bullock
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 17, 2024	/s/ Calum Hughes
Calum Hughes, Director
and Chief Executive Officer

Date: December 17, 2024	/s/ Paul Bullock
Paul Bullock, Director

Date: December 17, 2024	/s/ Jim Smeeding
Jim Smeeding, Director

Date: December 17, 2024	/s/ Abdul Musoke
Abdul Musoke, Director

69