Form 10-Q
period 2024-11-30
Allied Corp.
filed 2025-01-14
CIK 1575295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

Commission File Number 000-56002

Allied Corp.
(Exact name of registrant as specified in its charter)

Nevada	33-1227173
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

200-460 Doyle Ave Kelowna, BC Canada, V1Y OC2

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

As of November 30, 2024, there were 115,495,384 shares of common stock issued and outstanding.

ALLIED CORP.

NOVEMBER 30, 2024

(UNAUDITED)

2

ALLIED CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Condensed consolidated interim balance sheets at November 30, 2024 (unaudited) and August 31, 2024	F-2

Condensed consolidated interim statements of operations and comprehensive loss for the three months ended November 30, 2024 and November 30, 2023 (unaudited)	F-3

Condensed consolidated interim statements of stockholders’ deficit for the three months ended November 30 2024 and November 30, 2023 (unaudited)	F-4

Condensed consolidated interim statements of cash flows for the three months ended November 30, 2024 and November 30, 2023 (unaudited)	F-5

Notes to the unaudited condensed consolidated interim financial statements	F-6

ALLIED CORP. Condensed Consolidated Interim Balance Sheets (Expressed in US Dollars) (Unaudited)

	November 30, 2024	August 31, 2024
Assets
Current assets
Cash	$195,350	$359,103
Inventory (Note 3)	287,053	261,016
Accounts receivable	75,939	47,955
Prepaid expenses	54,127	45,485
Total current assets	612,469	713,559

Non-current assets
Deposits and advances (Note 5)	17,558	20,668
Right-of-use assets (Note 9)	120,114	131,865
Property, plant and equipment (Note 6)	1,173,224	1,218,111
Intangible assets (Note 7)	27,149	30,638
Total assets	$1,950,514	$2,114,841

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,758,604	$2,703,163
Due to related parties (Note 13)	122,873	353,513
Current portion of lease liabilities (Note 9)	17,239	17,090
Loans payable (Note 10)	2,813,600	2,699,641
Secured convertible notes payable (Note 11)	3,774,891	3,774,891
Total current liabilities	9,487,207	9,548,298

Non-current liability
Lease liabilities, net of current portion (Note 9)	103,751	115,007
Total liabilities	9,590,958	9,663,305

Stockholders’ deficit
Common stock - 300,000,000 shares authorized, $0.0001 par value; 115,495,384 shares issued and outstanding (August 31, 2024 - 112,471,472)	11,550	11,248
Additional paid in capital	43,272,117	42,613,696
Common stock issuable	30,000	30,000
Accumulated deficit	(50,364,810)	(49,584,520)
Accumulated other comprehensive loss	(589,301)	(618,888)
Total stockholders’ deficit	(7,640,444)	(7,548,464)
Total liabilities and stockholders’ deficit	$1,950,514	$2,114,841

Nature of operations and going concern (Note 1)

Commitments (Note 16)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in US dollars, except number of shares) (Unaudited)

	For the three months ended November 30,
	2024	2023
Revenues
Sales	$27,669	$19,039
Cost of sales (Note 3)	(14,058)	(2,003)
Gross margin	13,611	17,036

Expenses
Amortization and depreciation	33,343	35,419
Consulting fees (Note 13)	173,808	441,487
Office and miscellaneous	208,331	152,822
Professional fees	112,833	60,789
Convertible notes interest	94,114	118,646
Operating expenses	622,429	809,163
Loss before other items	(608,818)	(792,127)

Other income (expenses)
Interest expense and bank charges	(123,543)	(92,867)
Foreign exchange (loss) gain	(47,929)	48,321
Net loss	(780,290)	(836,673)

Other comprehensive income (loss)
Foreign currency translation adjustments	29,587	(16,622)
Comprehensive loss	$(750,703)	$(853,295)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	113,437,620	102,861,018

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Stockholders’ Deficit (Expressed in US dollars) (Unaudited)

	Common stock		Additional			Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2023	101,592,914	$10,160	$39,404,667	$80,000	$(45,608,336)	$(770,954)	$(6,884,463)
Shares issued for cash	250,000	25	49,975	(50,000)	-	-	-
Shares subscribed	-	-	-	346,000	-	-	346,000
Stock-based compensation	-	-	143,653	-	-	-	143,653
Comprehensive loss for the period	-	-	-	-	(836,673)	(16,622)	(853,295)

Balance, November 30, 2023	101,842,914	$10,185	$39,598,295	$376,000	$(46,445,009)	$(787,576)	$(7,248,105)

	Common stock		Additional			Accumulated other
	Number of shares	Amount	paid in capital	Stock issuable	Accumulated deficit	comprehensive loss	Total

Balance, August 31, 2024	112,471,472	$11,248	$42,613,696	$30,000	$(49,584,520)	$(618,888)	$(7,548,464)
Shares issued for cash	1,950,000	195	389,805	-	-	-	390,000
Shares issued on stock option exercise	1,073,912	107	214,675	-	-	-	214,782
Stock-based compensation	-	-	53,941	-	-	-	53,941
Comprehensive loss for the period	-	-	-	-	(780,290)	29,587	(750,703)

Balance, November 30, 2024	115,495,384	$11,550	$43,272,117	$30,000	$(50,364,810)	$(589,301)	$(7,640,444)

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Condensed Consolidated Interim Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	For the three months ended November 30,
	2024	2023

Operating activities
Net loss for the period	$(780,290)	$(836,673)
Adjustments for non-cash items
Accrued interest	217,038	210,790
Amortization and depreciation	33,343	35,419
Stock-based compensation - options	53,941	143,653
Adjustments for changes in working capital:
Inventory	(10,864)	(82,277)
Other receivables	(27,984)	(20,277)
Prepaid expenses	(8,642)	(676)
Deposits and advances	3,110	2,437
Accounts payable and accrued liabilities	35,628	(37,695)
Payment of lease liabilities	(8,585)	-
Due to related parties	(15,858)	118,920
Net cash used in operating activities	(509,163)	(466,379)

Investing activities
Purchase of property, plant, and equipment	(37,394)	-
Net cash used in investing activities	(37,394)	-

Financing activities
Repayment of loan payable	(8,965)	-
Proceeds from the issuance of common stock	390,000	-
Proceeds for subscriptions of stock issuable	-	346,000
Net cash provided by financing activities	381,035	346,000

Effect of exchange rate on changes of cash	1,769	(49,763)
Net change in cash	(165,522)	(120,379)
Cash, beginning of period	359,103	209,736
Cash, end of period	$195,350	$39,594

Supplemental cash flow disclosures:
Income taxes paid	-	-
Interest paid	4,682	-
Non-cash activities: See Note 17

The accompanying notes form an integral part of these unaudited condensed consolidated interim financial statements.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

1. NATURE OF OPERATIONS AND GOING CONCERN

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

b) Going concern

The unaudited condensed consolidated interim financial statements for the three months ended November 30, 2024 and 2023 (the “financial statements”) have been prepared on a going concern basis. For the three months ended November 30, 2024, the Company incurred a net loss of $780,290 (2023 - $836,673), generated minimal revenue, and did not achieve positive operating cash flows. As at November 30, 2024, the Company had a working capital deficit of $8,874,738 (August 31, 2024 - $8,834,739). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments related to the potential recoverability and classification of recorded assets, or the amounts and classifications of liabilities, which could be required if the Company is unable to continue as a going concern. The Company’s ability to continue relies on raising sufficient financing to acquire or develop a profitable business. Management plans to fund operations and future development primarily through equity sales, supplemented by related party loans, until future operations can generate sufficient funds to meet working capital needs.

c) Business Risks

While some states in the United States have authorized the use and sale of cannabis, it remains illegal under federal law and the approach to enforcement of U.S. federal laws against cannabis is subject to change. The Company plans to engage in cannabis-related activities in the United States, only if and when cannabis operations are federally legalized.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

On January 4, 2018, the then United States Attorney General Jeff Sessions issued a memorandum to United States district attorneys (the “Sessions Memorandum”) which rescinded previous guidance from the United States Department of Justice specific to cannabis enforcement in the United States, including the Cole Memorandum. With the Cole Memorandum rescinded, United States federal prosecutors no longer have guidance relating to the exercise of their discretion in determining whether to prosecute cannabis related violations of United States federal law. Since that time, United States district attorneys have taken no legal action against state law compliant entities, and the Biden administration is generally anticipated to seek federal decriminalization of state legal cannabis activity. Nevertheless, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to the Company. The Company may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2024, and the results of its operations for the three months ended November 30, 2024, and cash flows for the three months ended November 30, 2024. The results of operations for the period ended November 30, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

The significant accounting policies followed are:

a) Principles of consolidation

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

b) Foreign currency translation

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

c) Cash

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits.

d) Taxes receivable

Taxes receivable represent payments of VAT and are presented as part of other receivables. On a periodic basis, the Company assess recoverability of these balances based on the probability of the Colombian government to reimburse these amounts.

e) Inventory

Inventory includes work-in-progress and finished goods. Work-in-progress comprises raw materials, supplies, pre-harvest cannabis plants, and diluted crude. Finished goods consist of dried flower, CBD isolates available for sale, and purchased cannabis products.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

The costs of inventory include but are not limited to labor, utilities, nutrition and irrigation, overhead and the depreciation of manufacturing equipment and production facilities, and amortization of licenses determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and rent of grow facility. The Company began production in Colombia in late 2020, when the Company obtained approval for its strains of products. During the current period, certain costs were determined based on the actual usage of production space as compared to the normal predetermined operational production of the facility based on capacity as the Company gradually started to grow products and prepared the facility ready.

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

f) Property, plant and equipment

Property, plant, and equipment are recorded at cost, net of accumulated depreciation and impairment losses. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives, which are as follows:

Category	Useful life
Farm facility and equipment	1 - 10 years
Office and computer equipment	5 - 10 years
Land equipment	10 years

g) Intangible assets

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

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

h) Impairment of long-lived assets

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

i) Leases

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

As at November 30, 2024, the Company has one lease which is classified as an operating lease.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

j) Stock-based compensation

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

k) Share issuance costs

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

l) Secured convertible notes payable

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

m) Financial instruments

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

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

 Level 3 - Inputs that are not based on observable market data.

The Company’s financial instruments comprise cash, trade receivables, accounts payable, accrued liabilities, loans payable, and secured convertible notes payable. There are no financial assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet. As of November 30, 2024, the carrying values of the Company’s financial instruments approximate their fair values, primarily due to their short-term maturities.

n) Revenue recognition

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

o) Net income (loss) per common share

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

p) Income taxes

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

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

q) Related party transactions

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. Related party transactions are measured at the exchange amounts.

r) Significant accounting estimates and judgments

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

s) Recent accounting pronouncements

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

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

Issuance of ASU 2023-07:

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

t) Reclassification and change in presentation of comparative figures

Certain amounts on the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss of the prior year have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. INVENTORY

Inventory is comprised of the following items:

	November 30, 2024	August 30, 2024

Work in progress	$104,720	$132,508
Finished goods	182,333	128,508
	$287,053	$261,016

Inventory as at November 30, 2024 is presented net of a net realizable value adjustment of $67,977 (August 31, 2024 - $417,862). During the three months ended November 30, 2024, the Company recognized an inventory write-off of $67,977 due to obsolescence (2023 - $417,862), recorded within cost of sales.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

4. ACCOUNTS RECEIVABLE

A summary of the Company’s accounts receivable is as follows:

	November 30, 2024	August 31, 2024

Trade receivables	$70,585	$47,955
Tax receivables	5,354	-
	$75,939	$47,955

5. DEPOSITS AND ADVANCES

	November 30, 2024	August 31, 2024

Prepayments for construction facility in Colombia	$17,558	$20,668
Total deposits and advances	$17,558	$20,668

As at November 30, 2024 and August 31, 2024, deposits and advances were $17,558 and $20,668, respectively, representing payments made to vendors for the construction of farm facilities in Colombia.

6. PROPERTY, PLANT AND EQUIPMENT

A summary of the Company’s property, plant and equipment as at November 30, 2024 and August 31, 2024 is as follows:

	November 30, 2024	August 31, 2024

Construction in process	$416,706	$419,592
Farm facility and equipment	1,310,889	1,332,215
Office and computer equipment	27,739	29,244
Land equipment	27,227	28,827
	1,782,561	1,809,878

Less: accumulated depreciation	609,337	591,767
Property, plant and equipment, net	$1,173,224	$1,218,111

During the three months ended November 30, 2024, the Company recorded depreciation of $42,082 (2023 - $56,676), and foreign currency translation loss of $40,199 (2023 – foreign currency translation gain of $16,012). As at November 30, 2024, depreciation of $15,173 was included in inventory (August 31, 2024 - $74,814).

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

7. INTANGIBLE ASSETS

A summary of the Company’s intangible assets as at November 30, 2024 and August 2024 is as follows:

	November 30, 2024	August 31, 2024

Intangible assets	$4,198,891	$4,445,619

Less: accumulated amortization	969,512	1,024,585
Less: accumulated impairment	3,202,230	3,390,396
Intangible assets, net	$27,149	$30,638

During the three months ended November 30, 2024, the Company recorded amortization expense and impairment of $1,851 and $nil, respectively (2023 - $1,437 and $nil, respectively), and foreign currency translation loss of $1,638 (2023 – $388).

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of the Company’s accounts payable and accrued liabilities as at November 30, 2024 and August 2024 is as follows:

	November 30, 2024	August 31, 2024

Trade payable	$854,232	$832,870
Accrued liabilities	1,904,372	1,870,293
	$2,758,604	$2,703,163

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

9. LEASES

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

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term is as follows:

	November 30, 2024	August 31, 2024
Weighted average discount rate	15%	15%
Weighted average remaining lease term	4.67 years	4.92 years

The components of lease expenses were as follows:

Operating lease cost:
Amortization of right-of-use assets	$4,583
Interest expense on lease liabilities	4,682
Total operating lease cost	$9,265

For the three months ended November 30, 2024, the Company incurred total operating lease cost of $9,265 (2023 - $6,610). Lease payments on the Company’s operating lease for the three months ended November 30, 2024 were $8,585 (2023 - $6,610).

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases as at November 30, 2024 is as follows:

Year ending August 31,
2025	$25,067
2026	35,231
2027	36,606
2028	36,579
2029	34,658
Total minimum lease payments	168,141
Less: amount of lease payments representing effects of discounting	(47,151)
Present value of minimum lease payments	120,990
Less current portion of lease liability	(17,239)
Lease liabilities, non-current portion	$103,751

10. LOANS PAYABLE

A continuity of the Company’s loans payable as at November 30, 2024 and August 2024 is as follows:

	Loan for prefabricated buildings financing	Loan for equipment purchase financing	Related party loans	Other cash advance	Total
August 31, 2023	$1,742,648	$284,700	$-	$-	$2,027,348
Additions	-	-	100,600	100,000	200,600
Interest expense	451,358	20,335	-	-	471,693
August 31, 2024	2,194,006	305,035	100,600	100,000	2,699,641
Additions	-	-	1,035	-	1,035
Repayment	-	-	(10,000)	-	(10,000)
Interest expense	112,840	5,084	5,000	-	122,924
November 30, 2024	$2,306,846	$310,119	$96,635	$100,000	$2,813,600

a) Loan for prefabricated buildings financing

In June 2020, the Company secured a financing agreement to fund the purchase of prefabricated buildings intended for potential cannabis operations.

Under the agreement, the Company borrowed $1,253,772, with an original maturity date of November 20, 2020. This date was extended through several amendments, with the most recent in June 2022, establishing a current maturity date of September 1, 2024. The revised payment terms require monthly payments of $37,613 for the first three months starting July 1, 2022, followed by monthly payments of $66,288 for the remaining period. These payments include interest at a monthly rate of 3%. For the three months ended November 30, 2024, no interest was paid (2023 - $nil) and the loan accrued interest payable of $112,840 (2023 - $112,840).

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

b) Loan for equipment purchase financing

On December 17, 2021, the Company entered into a financing agreement to fund an equipment purchase. The Company borrowed $295,543 at an interest rate of 8% per annum. The equipment financing loan required the Company to make monthly payments of $15,000 with a final balloon payment of $633 due in September 2023, however, during the year ended August 31, 2024, the Company defaulted on its monthly payments. During the three months ended November 30, 2024, the Company incurred interest of $5,084 (2023 - $5,084). As of November 30, 2024, the loan is due on demand and the balance owing, including accrued interest was $310,119 (2023 - $305,035).

c) Related party loans

During the year ended August 31, 2024, the Company received loans totaling $100,600 from its key management personnel. The loans bear no interest and are due on demand (Note 13(d)).

11. SECURED CONVERTIBLE NOTES PAYABLE

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

As at November 30, 2024, the principal outstanding on the convertible notes totaled $3,774,891 (August 31, 2024 - $3,774,891), with accrued interest payable of $1,196,843 (August 31, 2024 - $1,102,729) recorded within accrued liabilities.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

12. EQUITY

a) Common share transactions

During the three months ended November 30, 2024:

During the three months ended November 30, 2024, the Company entered into an agreement with certain related parties to settle outstanding payables related to prior management and consulting services. Under the terms of the agreement, payables of $214,782 were settled through the issuance of 1,073,912 common shares, with a fair value of $214,782, of which $107 was allocated to common stock and $214,675 was allocated to additional paid in capital.

On November 14, 2024, the Company issued a total of 1,950,000 shares of common stock at $0.20 per share generating gross proceeds of $390,000.

During the year ended August 31, 2024:

The Company issued a total of 10,181,990 shares of common stock at $0.20 per share and 42,000 shares of common stock at $0.072 per share, generating gross proceeds of $2,039,343, of which $50,000 had been received during the year ended August 31, 2023. Of the 10,181,990 shares of common stock issued, 6,000,000 shares were issued to a shareholder under a share purchase agreement, resulting in cash proceeds of $1,199,920 during the year ended August 31, 2024. As part of the agreement, the shareholder has the option to appoint a member to the Board of Directors. The Company incurred a finder’s fee of $70,000 and share issuance costs of $50,000 in connection with these transactions.

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

b) Share purchase warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price
	#	$
Balance, August 31, 2023	5,459,000	1.06
Expired	(4,459,000)	1.25
Balance, November 30, 2024 and August 31, 2024	1,000,000	0.20

As at November 30, 2024, there were 1,000,000 warrants outstanding. These warrants have exercise price of $0.20 and will expire on July 30, 2025.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

c) Stock options

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

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
	#	$	Years	$
Outstanding, August 31, 2024	12,640,000	0.21		-
Granted	918,750	0.20		-
Exercised	(1,073,912)	0.20		-
Expired	(1,861,088)	0.20		-
Outstanding, November 30, 2024	10,623,750	0.22	1.92	-
Exercisable, November 30, 2024	8,866,667	0.22	1.43	-

A summary of the Company’s outstanding stock options is as follows:

Expiry date	Number of options	Weighted average exercise price	Weighted average remaining contractual term
	#	$	Years
December 12, 2024	1,900,000	0.20	0.03
January 8, 2025	2,150,000	0.29	0.11
February 1, 2026	2,200,000	0.21	1.17
May 1, 2027	615,000	0.20	2.42
March 8, 2028	2,200,000	0.20	3.27
June 3, 2028	140,000	0.20	3.51
October 1, 2028	200,000	0.20	3.84
March 1, 2029	300,000	0.06	4.25
October 21, 2031	918,750	0.20	6.89
	10,623,750	0.22	1.92

During the three months ended November 30, 2024, the Company incurred stock-based compensation of $53,941 from the vesting of stock options (2023 - $500,627). All stock-based compensation was recorded within consulting fees on the consolidated statements of operations and comprehensive loss.

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

Granting of new stock options

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

On October 21, 2024, the Company issued 918,750 options at an exercise price of $0.20 per share to a director, as part of his appointment. The options expire 7 years from the issuance date. The fair value of these options was estimated at $46,631, using the Black-Scholes model with the following assumptions: stock price of $0.05, expected life of 5 years, risk-free interest rate of 4.00%, volatility of 201%, and no dividend yield.

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

On October 1, 2024, the Company amended the agreement to now provide for the grant of up to 700,000 performance-based options between October 1, 2024 and March 31, 2025. Pursuant to the amendment, the consultant will be granted a maximum of 100,000 options each time a sales contract with an annual value of $100,000 is signed. For any contracts with an annual value exceeding $1,500,000, the consultant will be awarded 200,000 options. Options granted pursuant to achievement of performance targets will vest over a two-year period from the date the contract is signed.

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

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

The adjustment was treated as a modification, requiring a remeasurement of the options’ fair value as of the modification date. The fair value was determined using the Black-Scholes option pricing model with the following inputs: stock price of $0.085, expected life of 4.75 years calculated based on Plain Vanilla, risk-free interest rate of 3.93%, expected volatility of 178%, and no dividend yield. This remeasurement resulted in an incremental stock-based compensation expense of $28,129.

13. RELATED PARTY TRANSACTIONS AND BALANCES

a) Key management compensation through consulting services

The Company has identified its key management personnel to include its directors and senior officers. A summary of the compensation provided to key management during the three months ended November 30, 2024 and 2023 is as follows:

	2024	2023

Compensation to the Chief Executive Officer (“CEO”)	$13,072	$27,683
Compensation to the ex-Chief Financial Officer (“ex-CFO”)	12,131	23,069
Compensation to the Chief Operations Officer (“COO”)	10,988	23,069
Compensation to the Chief Business Development Officer (“CBDO”)	13,186	70,533
Compensation to the directors	2,500	25,500
	$51,877	$169,854

All compensation provided to key management personnel is made in the normal course of business and is included in consulting fees.

b) Stock-based compensation

A summary of stock-based compensation from vesting options granted to related parties during the three months ended November 30, 2024 and 2023 is as follows:

	2024	2023

Stock-based compensation to the directors	$46,631	$19,628
	$46,631	$19,628

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

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

On August 16, 2024, the Company entered into a debt settlement agreement with certain directors and senior officers. Under the agreement, outstanding payables owed to these individuals were settled through the issuance of the Company’s common shares. The table below summarizes the amounts settled and the number of shares issued to each related party:

	Settlement with CEO	Settlement with COO	Settlement with CBDO	Settlement with director	Total
Settlement amount	$126,500	$178,000	$114,975	$150,000	$569,475
Number of shares issued (#)	145,402	204,597	132,155	172,414	654,568

The settlement amount of $569,475 was recognized as capital contribution from the officers and was recorded as equity.

The Company entered into a debt settlement agreement with its former CFO and a former director in connection with their termination. Pursuant to the agreement, outstanding amounts payable to these individuals were settled through the issuance of stock options, which were subsequently exercised to acquire common shares of the Company. The following table provides a summary of the amounts settled and the corresponding number of shares issued to each related party.:

	Settlement with ex-CFO	Settlement with ex-director	Total
Settlement amount	$127,782	$87,000	$214,782
Number of shares issued (#)	638,912	435,000	1,073,912

The settlement amount of $214,782 was recognized as capital contribution from the officers and was recorded as equity.

d) Amounts due to related parties

In the normal course of operations, the Company shares certain administrative resources with entities related by common management and directors. These administrative resources and services are measured at their exchange value. All amounts payable and receivable from related parties are non-interest bearing, unsecured, and due on demand.

The following table summarizes the amounts due to related parties:

	November 30, 2024	August 31, 2024

Trade payables to the CEO	$-	$17,428
Trade payables to the COO	15,031	4,371
Trade payables to the CFO	-	129,309
Trade payable to the CBDO	8,975	7,718
Trade payable to a former director	98,867	194,687
	$122,873	$353,513

During the year ended August 31, 2024, the Company received short-term loans totaling $20,600 from its CBDO and $80,000 from one of its directors. These loans are due on demand and bear no interest (Note 10).

The following table summarizes the loans from related parties:

	November 30, 2024	August 31, 2024

Outstanding short-term loan from the CBDO	$20,600	$20,600
Outstanding short-term loan from a director	75,000	80,000
	$95,600	$100,600

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

14. FINANCIAL RISK FACTORS

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

b) Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As at November 30, 2024, the Company had a working capital deficiency of $8,874,738 (August 31, 2024 - $8,834,739). To address this risk, the Company has implemented a planning and budgeting process to assess the funding required to support its operations. Limited cash resources have impacted the Company’s ability to meet some obligations as they fall due, including accounts payable, loans payable, and secured convertible notes. Loans payable totaling $2,813,600 are due on demand. During the year ended August 31, 2024, the Company negotiated an extension of its convertible notes’ maturity to December 31, 2024. The Company continues to seek funding through equity offerings or debt financing to meet operational needs, while carefully managing existing cash resources. However, there can be no assurance that future financing will be available or on favorable terms and as a result, liquidity risk is high.

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

	November 30, 2024	August 31, 2024

Accounts payable and accrued liabilities	$(449,240)	$(1,023,380)
Net exposure in Canadian dollars	$(449,240)	$(1,023,380)
Balance in US dollars	$(332,943)	$(758,452)

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

As at November 30, 2024, a 10% change in the US dollar to the Canadian dollar exchange rate would impact the Company’s net loss by approximately $33,294 (August 31, 2024 - $75,845).

The Company is exposed to foreign currency risk to the extent that the following monetary assets and liabilities are denominated in Colombian Pesos:

	November 30, 2024	August 31, 2024

Cash	$92,105,759	$238,480,051
Accounts receivable	336,604,880	200,766,822
Accounts payable and accrued liabilities	(505,047,722)	(496,725,947)
Net exposure in Columbian Pesos	$(76,337,083)	$(57,479,074)
Balance in US dollars	$(18,234)	$(13,730)

As at November 30, 2024, a 10% change in the US dollar to the Colombian Peso exchange rate would impact the Company’s net loss by approximately $1,823 (August 31, 2024 - $1,373).

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

a) As of November 30, 2024 and August 31, 2024, the Company recorded a contingent liability of $547,190 (CAD$700,000) for expenses in connection with Allied Colombia acquisition, which is included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet.

b) The Company has entered into binding lease agreement for agricultural land in Colombia (Note 9).

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

c) In June 2019, AM Biosciences, a subsidiary of the Company, contracted to manufacture a building initially intended for Canadian operations but later designated for potential U.S. operations in Nevada, pending federal legalization of cannabis. On March 30, 2021, Allied US Products LLC, another subsidiary, agreed to purchase two Nevada cannabis cultivation licenses for $150,000, with a $1,350,000 promissory note and assumed liabilities. Tactical Relief LLC, a subsidiary, also signed a 25-year lease with Fiore Subsidiary for a Nevada property to house these buildings. By August 31, 2022, the Company had paid deposits totaling $2,656,695 for the buildings and $150,000 for the licenses, though the buildings were not yet delivered.

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

17. NON-CASH ACTIVITIES

A summary of the Company’s non-cash transactions during the three months ended November 30, 2024 and 2023 is as follows:

	2024	2023

Shares issued to settle accounts payable and accrued liabilities owed to related parties	$214,782	$-

18. SEGMENT INFORMATION

The Company has two operating segments including:

•	Allied Colombia, a Colombian based company through which the Company intends to commence commercial production in Colombia. (Allied Colombia)
•	Allied Corp. which consists of the rest of the Company’s operations (Allied)

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

ALLIED CORP. Notes to the Condensed Consolidated Interim Financial Statements For the three months ended November 30, 2024 and 2023 (Expressed in US dollars) (Unaudited)

A summary of the Company’s segment information is as follows:

	Allied	Allied Colombia	Total

Gross margin	$7,386	$6,225	$13,611
Net loss	$(510,261)	$(270,030)	$(780,291)
Depreciation and amortization	$16,621	$16,722	$33,343
Total asset	$701,647	$1,248,867	$1,950,514

19. SUBSEQUENT EVENTS

On December 1, 2024, the Company granted stock options to a consultant for the purchase of 1,700,000 shares of the Company's common stock. The exercise price of the options was set at $0.05. 850,000 of the options vest after six months and the remaining 850,000 after one year.

On December 9, 2024, the Company cancelled 1,000,000 warrants that were previously issued to an officer of the Company and issued 1,000,000 options in place of the warrant cancellation.

On December 12, 2024, 2,065,000 outstanding options held by a director of the Company expired pursuant to termination of his contract on September 12, 2024.

On January 8, 2025, 2,150,000 outstanding options previously issued to certain Ambassador Contractors of the Company expired following a Director’s Resolution dated August 16, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Allied Corp. for the three months ended November 30, 2024 and November 30, 2023.

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

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based upon Allied Corp’s unaudited financial statements contained in this Current Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

The unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, the unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2024, and the results of its operations for the three months ended November 30, 2024, and cash flows for the three months ended November 30, 2024. The results of operations for the period ended November 30, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and cash equivalents

Cash is comprised of cash on hand, cash held in trust accounts and demand deposits. Cash equivalents are short-term, highly liquid investments with maturities within three months when acquired. The Company did not have any cash equivalents as of November 30, 2024 and August 31, 2024.

Property, plant and equipment

Property, plant and equipment are stated at cost. The Company depreciates the cost of property, plant and equipment over their estimated useful lives at the following annual rates and methods:

Equipment	1 to 10 years straight-line basis
Office and computer equipment	5 to 10 years straight-line basis
Land equipment	10 years straight-line basis

Inventory

Inventory is comprised of raw materials, supplies, vegetative and flowering plants, dried flower, diluted crude and CBD isolates available for sale and purchased cannabis products.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of November 30, 2024 and August 31, 2024 other than cash.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended November 30, 2024, are of significance or potential significance to the Company.

Financial Condition and Results of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the three months ended November 30, 2024 of $780,290, has generated minimal revenue and as at November 30, 2024 has a working capital deficit of $8,874,738. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to develop a profitable business. Management intends on financing its operations and future development activities largely from the sale of equity securities and debt financing with some additional funding from other traditional financing sources, including related party loans until such time that funds provided by future planned operations are sufficient to fund working capital requirements.

Results of Operations

Comparison of Unaudited Results for the Three Months ended November 30, 2024 compared to the Three Months Ended November 30, 2023

Sales

For the three-month period ended November 30, 2024, the Company had revenue of $27,669 compared to $19,039 for the three-month period ended November 30, 2023.

Gross margin

For the three-month period ended November 30, 2024, the Company had a gross margin of $13,611 compared to $17,036 for the three-month period ended November 30, 2023.

Expenses

For the three-month period ended November 30, 2024, the Company had total expenses of $793,901, compared to total expenses of $853,709 for the three-month period ended November 30, 2023. Of the total expenses for the three-month period ended November 30, 2024, a total of $94,114 (November 30, 2023 - $118,646) was interest expense on convertible notes. The operating expenses consisted principally of consulting fees in the development of the Company’s cannabis business, general office expenses, professional fees and rent. The decrease in total expenses is primarily attributed to the decrease in consulting fees of $267,679, offset by an increase of foreign exchange loss of $96,250.

Net Loss

For the three-month period ended November 30, 2024, the Company had a net loss of $780,290 compared to a net loss of $836,673 for the three-month period ended November 30, 2023. This was principally related to the expenses referenced in the previous paragraph.

Liquidity and Capital Resources

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented.

	Three months Ended November 30,
	2024	2023
Cash used in operating activities	$(509,163)	$(466,379)
Cash used in investing activities	$381,035	$346,000
Cash from financing activities	$(37,394)	$-
Effect of exchange rate change	$1,769	$(49,763)
Increase (decrease) in cash during the period	$(165,522)	$(120,379)
Cash, beginning of period	$359,103	$209,736
Cash, end of period	$195,350	$39,594

As at November 30, 2024, we had working capital deficit of $8,874,738. Our primary cash flow needs are for the development of our cannabis products, operating costs, administrative expenses and for general working capital.

As of November 30, 2024, the Company had $612,469 in current assets, consisting of $195,350 in cash, $287,053 in inventory, $75,939 in other receivables, and $54,127 in prepaid expenses. Other assets mainly include property, plant and equipment of $1,173,224, right-of-use assets of $120,114 and intangible assets of $27,149.

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

As at November 30, 2024, the principal outstanding on the convertible notes totaled $3,774,891 (August 31, 2024 - $3,774,891), with accrued interest payable of $1,196,843 (August 31, 2024 - $1,102,729) recorded within accrued liabilities.

Equity Transactions during the three months ended November 30, 2024 and the year ended August 31, 2024

During the three months ended November 30, 2024:

During the three months ended November 30, 2024, the Company entered into an agreement with certain related parties to settle outstanding payables related to prior management and consulting services. Under the terms of the agreement, payables of $214,782 were settled through the issuance of 1,073,912 common shares, with a fair value of $214,782, of which $107 was allocated to common stock and $214,675 was allocated to additional paid in capital.

On November 14, 2024, the Company issued a total of 1,950,000 shares of common stock at $0.20 per share generating gross proceeds of $390,000.

During the year ended August 31, 2024:

The Company issued a total of 10,181,990 shares of common stock at $0.20 per share and 42,000 shares of common stock at $0.072 per share, generating gross proceeds of $2,039,343, of which $50,000 had been received during the year ended August 31, 2023. Of the 10,181,990 shares of common stock issued, 6,000,000 shares were issued to a shareholder under a share purchase agreement, resulting in cash proceeds of $1,199,920 during the year ended August 31, 2024. As part of the agreement, the shareholder has the option to appoint a member to the Board of Directors. The Company incurred a finder’s fee of $70,000 and share issuance costs of $50,000 in connection with these transactions.

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

Use of funds

During the three months ended November 30, 2024, the Company secured additional equity financing. These funds have supported the Company’s ongoing operations in Colombia and Canada, as well as efforts related to regulatory compliance, development of intellectual property, infrastructure upgrades in Colombia and strengthening working capital. The additional financing has also provided general corporate resources to sustain and grow operational capacity in key regions.

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

Capital Expenditures

As of November 30, 2024, the Company’s carrying value of property, plant and equipment was $1,173,224 (August 31, 2024 - $1,218,111).

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $50,364,810 at November 30, 2024 and a net loss of $780,290 for the three months ended November 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. During the annual audit for the year ended August 31, 2024, management’s initial estimates used in its assessment of asset impairment were modified resulting in audit adjustments. Accordingly, based on the COSO framework criteria, management concluded that there was a material weakness in the internal control over financial reporting at August 31, 2024 as management lacked a formal policy of testing for impairment. As a result, our internal controls over financial reporting were also deemed ineffective for the period covered by this Report. Management is presently reviewing its internal controls and working to implement a formal policy around impairment testing to address this weakness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 14, 2024, the Company issued a total of 1,950,000 shares of common stock at $0.20 per share generating gross proceeds of $390,000.

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

Allied Corp. (Registrant)

Date: January 14, 2025	By:	/s/ Calum Hughes
Calum Hughes
Chief Executive Officer and Director {Principal and Executive Officer}

Date: January 14, 2025	By:	/s/ Paul Bullock
Paul Bullock
Interim Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)

